Form 10-Q
period 1996-03-31
I STAT CORPORATION /DE/
filed 1996-05-14
CIK 882365

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996                 Commission File Number 0-19841


                               i-STAT Corporation
             (Exact name of registrant as specified in its charter)


          Delaware                                              22-2542664
(State or other jurisdiction of                               (IRS employer
 incorporation or organization)                             Identification No.)


303 College Road East, Princeton, N.J.                              08540
(Address of principal executive offices)                         (Zip Code)


                                 (609) 243-9300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X      No
                     -----      -----

The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.


           Class                                                 April 30, 1996
           -----                                                 --------------
Common Stock, $ .15 par value                                      11,184,787

                               i-STAT CORPORATION


                                TABLE OF CONTENTS

  NO.                                                                                                      PAGE NO.
- - -------                                                                                                    --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1 - Financial Statements

                  Consolidated Condensed Balance Sheets
                     as of March 31, 1996 and December 31, 1995..........................................       3

                  Consolidated Condensed Statements of Operations for the three
                     months ended March 31, 1996 and 1995 ...............................................       4

                  Consolidated Condensed Statements of Cash Flows for the three
                     months ended March 31, 1996 and 1995 ...............................................       5

                  Notes to Consolidated Condensed Financial Statements...................................       6

                  ITEM 2 - Management's Discussion and Analysis of Financial
                               Condition and Results of Operations.......................................       7


PART II.          OTHER INFORMATION

                  ITEM 1 - Legal Proceedings.............................................................       9

                  ITEM 2 - Changes in Securities.........................................................     N/A

                  ITEM 3 - Defaults upon Senior Securities...............................................     N/A

                  ITEM 4 - Submission of Matters to a Vote of
                             Security Holders............................................................     N/A

                  ITEM 5 - Other Information.............................................................     N/A

                  ITEM 6 - Exhibits and Reports on Form 8-K..............................................       9


Signature           .....................................................................................      10

                               i-STAT CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                    March 31,      December 31,
                                                                                      1996             1995
                                                                                    ---------      ------------
         ASSETS
Current assets:
         Cash and cash equivalents...........................................       $  44,496       $  47,494
         Short-term investments..............................................              --           2,025
         Accounts receivable, net............................................           3,353           4,053
         Inventories.........................................................           8,929           9,003
         Prepaid expenses and other current assets...........................             832             688
                                                                                    ---------       ---------
              Total current assets...........................................          57,610          63,263
Plant and equipment, net.....................................................           9,726           9,163
Other assets.................................................................           1,496           1,624
                                                                                    ---------       ---------
              Total assets...................................................       $  68,832       $  74,050
                                                                                    =========       =========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable....................................................       $   1,480       $   1,554
         Accrued expenses....................................................           2,132           2,527
                                                                                    ---------       ---------
              Total current liabilities......................................           3,612           4,081
Other non-current liabilities................................................           5,681           6,375
                                                                                    ---------       ---------
              Total liabilities..............................................           9,293          10,456
                                                                                    ---------       ---------


Stockholders' equity:
         Preferred Stock, $.10 par value, shares authorized 7,000,000:
              Series A Junior Participating Preferred Stock, $.10 par value, shares authorized 1,500,000; none issued at March 31, 1996
                  and December 31, 1995......................................               -               -
              Series B Preferred Stock, $.10 par value, shares authorized
                  2,138,702; 2,138,702 shares issued at March 31, 1996
                     and December 31, 1995...................................             214             214
         Common Stock, $.15 par value, shares authorized 25,000,000;
           shares issued 11,167,519 at March 31, 1995 and 11,123,698 at
           December 31, 1995.................................................           1,675           1,669
         Additional paid-in capital..........................................         186,042         188,698
         Other, net..........................................................            (261)         (3,143)
         Accumulated deficit ................................................        (128,131)       (123,844)
                                                                                    ---------       ---------
                Total stockholders' equity...................................          59,539          63,594
                                                                                    ---------       ---------
                Total liabilities and stockholders' equity...................       $  68,832       $  74,050
                                                                                    =========       =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                             1996             1995
                                                                                             ----             ----

Net Sales............................................................................    $     6,411      $     3,359
Cost of Sales........................................................................          5,799            5,101
                                                                                         -----------      -----------
             Gross Profit (Loss).....................................................            612           (1,742)
                                                                                         -----------      -----------


Operating Expenses:
       Research and Development......................................................          1,320            1,220
       General and Administrative....................................................          1,102            1,243
       Sales and Marketing...........................................................          3,077            2,487
                                                                                         -----------      -----------
       Total Operating Expenses......................................................          5,499            4,950
                                                                                         -----------      -----------
             Operating Loss..........................................................         (4,887)          (6,692)
                                                                                         -----------      -----------

Other Income (Expenses), Net.........................................................            600              161
                                                                                         -----------      -----------
Net Loss.............................................................................        ($4,287)         ($6,531)
                                                                                         ===========      ===========
Net Loss Per Share...................................................................         ($0.32)          ($0.59)
                                                                                         ===========      ===========
Shares used in computing.............................................................
    Net Loss Per Share...............................................................     13,284,845       11,014,771
                                                                                         ===========      ===========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                 -----------------------
                                                                                                    1996         1995
                                                                                                 ----------   ----------
Cash flows from operating activities:
   Net loss..................................................................                    ($  4,287)   ($  6,531)
   Adjustments to reconcile net loss to net cash used in
   Operating activities......................................................                           (6)         392
   Change in assets and liabilities..........................................                          320         (589)
                                                                                                  --------     --------

         Net cash provided by (used in) operating activities.................                       (3,973)      (6,728)
                                                                                                  ---------    --------

Cash flows from investing activities:
   Purchase of investments...................................................                           --         (942)
   Sale of investments.......................................................                        2,025        7,181
   Purchase of equipment.....................................................                       (1,197)        (656)
   Other.....................................................................                          (36)         (45)
                                                                                                  --------     --------
         Net cash provided by (used in) investing activities.................                          792        5,538
                                                                                                  --------     --------

Cash flows from financing activities:
   Proceeds from sale of Common Stock........................................                          257           47
                                                                                                  --------     --------
         Net cash provided by (used in) financing activities.................                          257           47
                                                                                                  --------     --------

Effect of currency exchange rate changes on cash.............................                          (74)         (30)
                                                                                                  --------    --------
   Net decrease in cash and cash equivalents.................................                       (2,998)      (1,173)
   Cash and cash equivalents at beginning of period..........................                       47,494        4,719
                                                                                                  --------    ---------
   Cash and cash equivalents at end of period................................                     $ 44,496    $   3,546
                                                                                                  ========    =========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The information presented as of March 31, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.


2.       NET LOSS PER SHARE

         Net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculation since their date of issuance as they are convertible into common on a 1:1 basis and have substantially the same characteristics as common stock. Options and warrants outstanding are not included in the calculation as they are anti-dilutive.


3.       INVENTORIES

         Inventories consist of the following:

                                     March 31, 1996          December 31, 1995
                                     --------------          -----------------
         Raw materials                  $2,728,000              $3,113,000
         Work in process                 1,303,000               1,146,000
         Finished goods                  4,898,000               4,744,000
                                        ----------              ----------
                                        $8,929,000              $9,003,000
                                        ==========              ==========


4.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a case entitled Nova Biomedical
                                                       ---------------
         Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint,
         --------------------------------------------------------
         which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgement interest. The case currently is in the pre-trial discovery stage. Management intends to contest the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should totally prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

                               i-STAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company markets and distributes its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners and in South America through selected distribution channels. In February 1996, the Hewlett Packard Company ("HP") began marketing and distributing the Company's products in certain countries in Europe through its distribution arrangements with the Company. Distribution of the Company's products by HP throughout the remainder of Europe is scheduled to begin in May 1996. The Company is actively planning market introduction into other foreign markets, including but not limited to, through its arrangements with HP. In April 1996, the Company and HP entered into a Short Term U.S. Joint Marketing Agreement pursuant to which HP and the Company have begun to jointly market the Company's products into the critical care departments of hospitals in the United States which meet certain criteria. The Company will pay HP a marketing fee on all sales of i-STAT equipment (excluding cartridges) made by the Company under this arrangement. In addition, if a hospital chooses to purchase a handheld analyzer under a short-term trade-in program, the hospital will have the option to exchange the handheld analyzer for the Integrated Analyzers being jointly developed between the Company and HP under the terms of the License Agreement entered into between the Company and HP in July 1995.

         Since inception, the Company has funded its activities primarily from the private placement and public sale of common and preferred stock, aggregating approximately $190 million in net proceeds through 1995. The Company's objective is to support its growth primarily through increases in revenue (see "Liquidity and Capital Resources," below). The Company's revenues are affected principally by the number of hospitals using the i-STAT(R)System and the rate at which i-STAT's disposable cartridges are used by these hospitals.

         The Company's performance during the first quarter of 1996 compared to the prior period during 1995 was marked by increases of $3 million in product sales, approximately $700,000 in manufacturing costs and approximately $600,000 in sales and marketing expenses. The Company also experienced its second consecutive quarter of gross profit.

RESULTS OF OPERATIONS

         The Company generated $6.4 million and $3.4 million from product sales for the quarters ended March 31, 1996 and 1995, respectively. Of the $6.4 million and $3.4 million of the total sales generated in the quarters ended March 31, 1996 and 1995, international sales accounted for $2.7 million and $534,000, respectively. The increase in sales was due to increased shipments of the Company's cartridges and analyzers as a result of greater hospital penetration in the U.S. and internationally. The manufacturing costs associated with product sales in the first quarters of 1996 and 1995 were approximately $5.8 million and $5.1 million, respectively. As sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The increase in manufacturing costs from 1995 to 1996 was attributable to the increase in personnel and equipment necessary to support the Company's increased product sales.

         The Company incurred sales and marketing expenses of approximately $3.1 million and $2.5 million for the quarters ended March 31, 1996 and 1995, respectively, consisting primarily of salaries , benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies and other infrastructure costs. The increase from 1995 to 1996 is attributable to increased marketing activities and the hiring of management and other marketing personnel necessary to support the Company's planned growth in product sales.

         The Company incurred research and development costs of approximately $1.3 million and $1.2 million for the quarters ended March 31, 1996 and 1995, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting product development relating to new products.

         Other income (expense), net represents primarily interest income earned on cash, cash equivalents and short-term investments.

         During the first quarter of 1996 the Company achieved its first milestone under its Strategic Milestone Stock Award Program. In connection with the achievement of this milestone an aggregate amount of $33,000 will be recognized as a non-cash compensation expense over a 27 month period. This represents a reduction of approximately $2.26 million from amounts previously estimated as of December 31, 1995. The difference relates to changes in the price of the Company's Common Stock since the milestone first appeared likely to be achieved.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1996, the Company had cash, cash equivalents and short-term investments of approximately $44.5 million. The Company expects its existing funds to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

         The impact of inflation and foreign currency translation on the Company's business has been minimal and is expected to be minimal for the near-term.

                               i-STAT CORPORATION



PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and Note 4 to the Notes to Consolidated Condensed Financial Statements herein, for a description of a legal proceeding entitled Nova Biomedical
                                                             ---------------
                  Corporation, Plaintiff v. i-STAT Corporation, Defendant.
                  --------------------------------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       10.33 Amendment, dated March 28, 1995, to Lease Agreement, December 23, 1991, between William S. Burnside (Canada) Limited, "In Trust" and i-STAT Corporation.

                  (b)  Reports on form 8-K

                       During the quarter for which this Report on Form 10-Q is filed, no reports on Form 8-K were filed.

                               i-STAT CORPORATION


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    May 14, 1996



                                                  i-STAT Corporation





                                              BY: /s/ William P. Moffitt
                                                  -----------------------------
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive
                                                  and Financial Officer)

EXHIBIT INDEX
- - -------------
   10.33             Amendment, date March 28, 1995, to Lease Agreement,
                     December 23, 1991 between William S. Burnside (Canada)
                     Limited, "In Trust" and i-Stat Coporation.


   27                Financial Data Schedule