Form 10-Q
period 1996-06-30
I STAT CORPORATION /DE/
filed 1996-08-09
CIK 882365

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1996              Commission File Number 0-19841
                                                                    -------


                               i-STAT Corporation
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                         22-2542664
- -------------------------------                     -----------------------
(State or other jurisdiction of                        (IRS employer
incorporation or organization)                      Identification No.)

               303 College Road East, Princeton, New Jersey 08540
- ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 243-9300
- ---------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X      No

The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

     Class                                            July 31,1996
- -------------------------------                       ------------
  Common Stock, $ .15 par value                        11,187,392
                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------

PART I.      FINANCIAL INFORMATION
             ITEM 1 - Financial Statements

             Consolidated Condensed Statements of Operations for the three
                months and six months ended June 30, 1996 and 1995 .....................                3

             Consolidated Condensed Balance Sheets
                as of June 30, 1996 and December 31, 1995...............................                4

             Consolidated Condensed Statements of Cash Flows for the six
                months ended June 30, 1996 and 1995 ....................................                5

             Notes to Consolidated Condensed Financial Statements ......................                6

             ITEM 2 - Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ..........................              7-9

PART II.     OTHER INFORMATION

             ITEM 1 - Legal Proceedings.................................................               10

             ITEM 2 - Changes in Securities.............................................              N/A

             ITEM 3 - Defaults upon Senior Securities...................................              N/A

             ITEM 4 - Submission of Matters to a Vote of
                             Security Holders...........................................               10

             ITEM 5 - Other Information.................................................              N/A

             ITEM 6 - Exhibits and Reports on Form 8-K..................................               11


SIGNATURES       .......................................................................               12

                               i-STAT CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                               Three Months Ended                      Six Months Ended
                                                    June 30,                               June 30,
                                        --------------------------------        ---------------------------------
                                            1996                1995                1996               1995
                                            ----                ----                ----               ----
Net sales                               $      6,740        $      5,125        $     13,151        $      8,484
Cost of sales                                 (6,636)             (5,663)            (12,435)            (10,764)
                                        ------------        ------------        ------------        ------------
             Gross profit (loss)                 104                (538)                716              (2,280)
                                        ------------        ------------        ------------        ------------

Operating expenses:
       Research and development                1,364               1,433               2,684               2,653
       General and administrative              1,559               1,141               2,661               2,384
       Sales and marketing                     2,838               2,896               5,915               5,383
                                        ------------        ------------        ------------        ------------

       Total operating expenses                5,761               5,470              11,260              10,420
                                        ------------        ------------        ------------        ------------

             Operating loss                   (5,657)             (6,008)            (10,544)            (12,700)
                                        ------------        ------------        ------------        ------------


Other income (expenses), net                     555                (433)              1,155                (272)
                                        ------------        ------------        ------------        ------------

Net loss                                ($     5,102)       ($     6,441)       ($     9,389)       ($    12,972)
                                        ============        ============        ============        ============

Net loss per share                      ($      0.38)       ($      0.58)       ($      0.71)       ($      1.18)
                                        ============        ============        ============        ============

Shares used in computing
    net loss per share                    13,324,591          11,041,186          13,304,716          11,027,978
                                        ============        ============        ============        ============

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                               i-STAT CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                                                  June 30,       December 31,
                                                                                                    1996             1995
                                                                                                 ---------       ------------
                  ASSETS
Current assets:
                  Cash and cash equivalents ..............................................       $  38,575        $  47,494
                  Short-term investments .................................................            --              2,025
                  Accounts receivable, net ...............................................           3,495            4,053
                  Inventories ............................................................           8,547            9,003
                  Prepaid expenses and other current assets ..............................             663              688
                                                                                                 ---------        ---------
                            Total current assets .........................................          51,280           63,263

Plant and equipment, net of accumulated depreciation of $11,061 and $9,758 ...............          10,631            9,163
Other assets .............................................................................           1,533            1,624
                                                                                                 ---------        ---------

                            Total assets .................................................       $  63,444        $  74,050
                                                                                                 =========        =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Accounts payable .......................................................       $   1,288        $   1,554
                  Accrued expenses .......................................................           2,741            2,527
                  Deferred revenue, current ..............................................           3,311             --
                                                                                                 ---------        ---------
                            Total current liabilities ....................................           7,340            4,081

Deferred revenue, non-current ............................................................           1,585            6,375
                                                                                                 ---------        ---------

                            Total liabilities ............................................           8,925           10,456
                                                                                                 ---------        ---------
Stockholders' equity:
                  Preferred Stock, $.10 par value, shares authorized 7,000,000:
                            Series A Junior Participating Preferred Stock, $.10 par value, shares authorized 1,500,000; none issued at June 30, 1996
                                and December 31, 1995 ....................................            --               --
                            Series B Preferred Stock, $.10 par value, shares authorized
                                2,138,702; 2,138,702 shares issued at June 30, 1996
                                and December 31, 1995 ....................................             214              214
                  Common Stock, $.15 par value, shares authorized 25,000,000;
                            shares issued 11,186,634  at June 30,  1996 and 11,123,698 at
                            December 31, 1995 ............................................           1,678            1,669
                  Additional paid-in capital .............................................         186,146          188,698
                  Other, net .............................................................            (286)          (3,143)
                  Accumulated deficit ....................................................        (133,233)        (123,844)
                                                                                                 ---------        ---------
                            Total stockholders' equity ...................................          54,519           63,594
                                                                                                 ---------        ---------

                            Total liabilities and stockholders' equity ...................       $  63,444        $  74,050
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

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                            -------------------------
                                                                              1996            1995
                                                                              ----            ----
Cash flows from operating activities:
   Net loss .........................................................        ($9,389)       ($12,972)
   Adjustments to reconcile net loss to net cash used in
   operating activities .............................................            (68)            747
   Change in assets and liabilities .................................          1,137          (2,094)
                                                                            --------        --------

                  Net cash used in operating activities .............         (8,320)        (14,319)
                                                                            --------        --------

Cash flows from investing activities:
   Purchase of investments ..........................................           --            (7,447)
   Sale of investments ..............................................          2,025          24,927
   Purchase of equipment ............................................         (2,790)         (1,439)
   Other ............................................................            (81)            (90)
                                                                            --------        --------

                  Net cash provided by (used in) investing activities           (846)         15,951
                                                                            --------        --------

Cash flows from financing activities:
   Proceeds from sale of Common Stock ...............................            364             135
   Purchase of Treasury Stock .......................................             (2)           --
                                                                            --------        --------

                  Net cash provided by financing activities .........            362             135
                                                                            --------        --------

Effect of currency exchange rate changes on cash ....................           (115)            (12)
                                                                            --------        --------
Net decrease in cash and cash equivalents ...........................         (8,919)          1,755
Cash and cash equivalents at beginning of period ....................         47,494           4,719
                                                                            --------        --------
Cash and cash equivalents at end of period ..........................       $ 38,575        $  6,474
                                                                            ========        ========


             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                              i-STAT CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.    BASIS OF PRESENTATION

      The information presented as of June 30, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

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

3.    INVENTORIES

      Inventories consist of the following:

                                June 30, 1996         December 31, 1995
                                -------------         -----------------
      Raw materials              $ 2,555,000             $3,113,000
      Work in process              1,429,000              1,146,000
      Finished goods               4,563,000              4,744,000
                                 -----------             ----------
                                 $ 8,547,000             $9,003,000
                                 ===========             ==========

4.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgement interest. The case currently is in the pre-trial discovery stage. Management intends to contest the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should totally prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

      The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. Management believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should totally prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

                               i-STAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company markets and distributes its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners and in South America through selected distribution channels. In February 1996, the Hewlett Packard Company ("HP") began marketing and distributing the Company's products in certain countries in Europe through its distribution arrangements with the Company. In April 1996, the Company and HP entered into a marketing agreement pursuant to which HP and the Company have begun to jointly market the Company's products into the critical care departments of hospitals in the United States which meet certain criteria. The Company is actively planning market introduction into other foreign markets, including but not limited to, through its arrangements with HP. During the Company's first two quarters of 1996, international sales as a component of total sales increased substantially due primarily to the introduction of the Company's blood gas product in Japan, increases in the unit transfer prices specified in the Company's contracts with its Japanese partners, increased deferred revenue, and changes in the Company's U.S. marketing strategy discussed below. This is not necessarily indicative of a trend. Sales to its Japanese marketing partners represent the only significant component of the Company's international sales during the first six months of 1996.

            This management's discussion and analysis of financial condition and results of operations contains both historical financial information and forward looking statements. The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in tranferring new technology to the manufacturing stage, market resistance to new products, domestic and international regulatory constraints, uncertainties of international trade and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

            THREE MONTHS ENDED JUNE 30, 1996

            The Company generated revenues of approximately $6.7 million and $5.1 million for the quarters ended June 30, 1996 and 1995, respectively, including international revenues of $2.2 million and $0.9 million, respectively. The $1.6 million (31.5%) increase in revenues was primarily due to: 1) increased shipment volume and higher average selling prices per unit of the Company's cartridges and analyzers primarily as a result of both higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally, and 2) recognition of an additional $0.5 million of deferred revenue, due to a change of accounting estimate in 1996, from the Company's Japanese marketing partners. The Company has experienced a slight increase in average price per cartridge in 1996 due to changes in cartridge mix. The near term rate of growth of sales revenues may be reduced by the Company's recent marketing focus on potential large scale adopters of the i-STAT System. Such customers tend to require a longer sales cycle as the marketing focus with respect to such customers is on having these customers re-engineer or replace their "stat" lab departments with the i-STAT System, as compared to other potential customers who may be using the i-STAT System as a supplement to their existing laboratory arrangements.

            The Company experienced a gross profit of $0.1 million in the quarter ended June 30, 1996 compared with a gross loss of $0.5 million in the quarter ended June 30, 1995. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. However, gross profit as a percentage of sales declined from approximately 9.5% ($0.6 million) on sales of $6.4 million in the first quarter of 1996 to approximately 1.5% ($0.1 million) on sales of $6.7 million in the second quarter of 1996, primarily as a result of certain cartridge production issues which the Company believes have since been resolved and lower sales volume of analyzers in the second quarter of 1996. The reduction in analyzer sales in the second quarter of 1996 versus the first quarter of 1996 primarily reflects a reduction in international sales of analyzers, partially offset by an increase in analyzer sales in the U.S. The first quarter of 1996 benefited from initial stocking orders from HP for its European operations.

            The Company incurred research and development costs (percentage of sales) of approximately $1.4 million (20.2%) and $1.4 million (28.0%) for the quarters ended June 30, 1996 and 1995, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

            The Company incurred general and administrative expenses (percentage of sales) of approximately $1.6 million (23.1%) and $1.1 million (22.3%) for the quarters ended June 30, 1996 and 1995, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The increase primarily reflects the Company's increased need for management personnel and other services to support its continuing growth, and legal fees and expenses associated with the defense of the Nova patent infringement action.

            The Company incurred sales and marketing expenses (percentage of sales) of approximately $2.8 million (42.1%) and $2.9 million (56.5%) for the quarters ended June 30, 1996 and 1995, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies and other infrastructure costs.

            The increase in other income (expense), net, to $0.6 million for the three months ended June 30, 1996 from a loss of ($0.4) million for the three months ended June 30, 1995, in part reflects additional interest income earned on significantly higher cash, cash equivalents and short-term investment balances in 1996. The Company also recorded a charge against other income (expense), net, of $0.4 million in the quarter ended June 30, 1995, relating to the implementation of stockholder protection measures and a proposed offering of securities that was terminated. Interest income is expected to decline in the near future as cash and cash equivalent balances decline.

            SIX MONTHS ENDED JUNE 30, 1996

            The Company generated revenues of approximately $13.2 million and $8.5 million for the six months ended June 30, 1996 and 1995, including international revenues of $4.7 million and $1.5 million, respectively. The $4.7 million (55.0%) increase in revenues was primarily due to: 1) higher average selling prices per unit of the Company's cartridges, and increased shipment volume primarily as a result of both higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally, and 2) recognition of an additional $1.1 million of deferred revenue, due to a change in accounting estimate in 1996, from the Company's Japanese marketing partners.

            The manufacturing costs associated with product sales for the six months ended June 30, 1996 and 1995 were approximately $12.4 million and $10.8 million, respectively. This resulted in a gross loss of $2.3 million in the 1995 period because sales volume was not sufficient to absorb the overhead and labor costs inherent in the Company's manufacturing process, compared with a gross profit of $0.7 million in the 1996 period. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The increase in manufacturing costs from 1995 to 1996 was primarily attributable to the increase in materials, personnel and equipment necessary to support the volume of product being produced and the anticipated requirements throughout the remainder of 1996.

            The Company incurred research and development costs (percentage of sales) of approximately $2.7 million (20.4%) and $2.7 million (31.3%) for the six months ended June 30, 1996 and 1995, respectively.

            The Company incurred general and administrative expenses (percentage of sales) of approximately $2.7 million (20.2%) and $2.4 million (28.1%) for the six months ended June 30, 1996 and 1995, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees, and other costs necessary to support the Company's infrastructure. The year-to-year increase reflects the

Company's increased need for management personnel and other services to support its continuing growth, and legal fees and expenses associated with the defense of the Nova patent infringement action.

            The Company incurred sales and marketing expenses (percentage of sales) of approximately $5.9 million (45.0%) and $5.4 million (63.4%) for the six months ended June 30, 1996 and 1995, respectively, consisting primarily of salaries, benefits, travel and other expenditures for sales representatives, product literature, market research, clinical studies and other sales infrastructure costs. The dollar increase from 1995 to 1996 is attributable to increased marketing activities, and the hiring of management and other marketing personnel necessary to support the Company's planned growth in product sales.

            The change in other income (expense), net, to $1.2 million for the six months ended June 30, 1996 from ($0.3) million for the six months ended June 30, 1995, in part reflects additional interest income earned on significantly higher cash, cash equivalents and short-term investment balances in 1996. The Company also recorded a charge against other income (expense), net, of $0.4 million in the six months ended June 30, 1995 relating to the implementation of stockholder protection measures and a proposed offering of securities that was terminated. Interest income is expected to decline in the near future as cash and cash equivalent balances decline.

LIQUIDITY AND CAPITAL RESOURCES

            At June 30, 1996, the Company had cash and cash equivalents of approximately $38.6 million, a decline of $8.9 million from the December 31, 1995 balance of approximately $47.5 million, primarily reflecting cash used in operating activities for the six months ended June 30, 1996. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

            The change in other, net, under stockholders' equity from ($3.1) million at December 31, 1995 to ($0.3) million at June 30, 1996 primarily reflects: 1) the change of estimate in respect to the Strategic Milestone Stock Award Program of $2.3 million, and 2) treasury stock of $0.7 million which was retired in the first quarter of 1996. During the first quarter of 1996 the Company achieved its first milestone under its Strategic Milestone Stock Award Program. In connection with the achievement of this milestone, an aggregate amount of $33,000 will be recognized as a non-cash compensation expense over a 27 month period. This represents a reduction of approximately $2.3 million from amounts previously estimated as of December 31, 1995. The difference relates to changes in the price of the Company's Common Stock since the milestone first appeared likely to be achieved.

                               i-STAT CORPORATION

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and Note 4 to the Notes to Consolidated Condensed Financial Statements herein, for a description of legal proceedings entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant.

           The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. Management believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should totally prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its Annual Meeting of Stockholders on June 12, 1996, at which time two matters were submitted to a vote of stockholders. A description of the matters voted upon and a voting tabulation for each matter is as follows:

           I. Election of nine members to the Board of Directors, each to serve until the next annual meeting.

                                                                  Number of Votes
                        ---------------------------------------------------------------------------------------
Name of Nominee                   For            Against/Withheld       Abstentions         Broker Non-Votes
- ---------------------------------------------------------------------------------------------------------------
J. Robert Buchanan, M.D.       11,572,262             39,345                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
Curtis J. Crawford             11,572,477             39,130                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
James A. Cyrier                11,572,277             39,330                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
Richard Hodgson                11,572,062             39,545                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
Imants R. Lauks                11,572,477             39,130                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
William P. Moffitt             11,572,077             39,530                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
Robert W. O'Leary              11,572,277             39,330                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
Matthias Plum, Jr.             11,572,277             39,330                N/A                    N/A
- ---------------------------------------------------------------------------------------------------------------
Lionel N. Sterling             11,572,477             39,130                N/A                    N/A
===============================================================================================================

           II. Ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants to audit the Company's books and accounts for the year 1996.

                                        Number of Votes
- --------------------------------------------------------------------------------------
      For           Against/Withheld           Abstentions       Broker Non-Votes
- --------------------------------------------------------------------------------------
  11,573,184             16,457                   21,966               N/A
======================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

       3.1        Restated Certificate of Incorporation *

       3.2        By-Laws **

       3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock **

       3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock **

       4.1 Stockholder Protection Agreement, dated as of June 26, 1995, between i-STAT Corporation and First Union National Bank (formerly First Fidelity Bank, National Association) **

       10.34      Employment Offer Letter - Roger J. Mason, dated June 6, 1996

       27         Financial Data Schedule

 (b)   Reports on form 8-K

        During the quarter for which this Report on Form 10-Q is filed, no reports on Form 8-K were filed.

 * These items are hereby incorporated by reference from the exhibits to the Company's Form S-8/S-3 Registration Statement (File No. 33-48889) and are made a part of this Report.

 ** These items are hereby incorporated by reference from the exhibits to the Company's Current Report on Form 8-K, dated July 10, 1995 and amended on September 11, 1995, and are made a part of this Report.

                               i-STAT CORPORATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 9, 1996

                                    i-STAT CORPORATION
                                        (Registrant)


                                 BY:  /s/William P. Moffitt
                                      ------------------------------
                                      William P. Moffitt
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

                                 BY:  /s/Roger J. Mason
                                      -------------------------------
                                      Roger J. Mason
                                      Vice President of Finance,
                                      Treasurer and Chief Financial
                                      Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
   No.                      Description
- -------                     -----------

3.1     Restated Certificate of Incorporation *

3.2     By-Laws **

3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock **

3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock **

4.1 Stockholder Protection Agreement, dated as of June 26, 1995, between i-STAT Corporation and First Union National Bank (formerly First Fidelity Bank, National Association) **

10.34   Employment Offer Letter - Roger J. Mason, dated June 6, 1996

27      Financial Data Schedule


* These items are hereby incorporated by reference from the exhibits to the Company's Form S-8/S-3 Registration Statement (File No. 33-48889) and are made a part of this Report.

** These items are hereby incorporated by reference from the exhibits to the Company's Current Report on Form 8-K, dated July 10, 1995 and amended on September 11, 1995, and are made a part of this Report.