Form 10-Q
period 1996-09-30
I STAT CORPORATION /DE/
filed 1996-10-30
CIK 882365

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For  Quarter Ended September 30, 1996             Commission File Number 0-19841
                                                                         -------


                               i-STAT Corporation
             (Exact name of registrant as specified in its charter)


        Delaware                                             22-2542664
(State or other jurisdiction of                            (IRS employer
incorporation or organization)                           Identification No.)



               303 College Road East, Princeton, New Jersey 08540
                    (Address of principal executive offices)


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



                  Yes  X      No


The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

             Class                                        October 25,1996
             -----                                        ---------------
  Common Stock, $ .15 par value                              11,210,617

                               i-STAT CORPORATION


                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I.     FINANCIAL INFORMATION

            ITEM 1 - Financial Statements

            Consolidated Condensed Statements of Operations for the three
               months and nine months ended September 30, 1996 and 1995 ...........................   3

            Consolidated Condensed Balance Sheets
               as of September 30, 1996 and December 31, 1995. ....................................   4

            Consolidated Condensed Statements of Cash Flows for the nine
               months ended September 30, 1996 and 1995 ...........................................   5

            Notes to Consolidated Condensed Financial Statements ..................................   6

            ITEM 2 - Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations ............................. 7-9


PART II.    OTHER INFORMATION

            ITEM 1 - Legal Proceedings.............................................................  10

            ITEM 2 - Changes in Securities......................................................... N/A

            ITEM 3 - Defaults upon Senior Securities............................................... N/A

            ITEM 4 - Submission of Matters to a Vote of
                            Security Holders....................................................... N/A

            ITEM 5 - Other Information............................................................. N/A

            ITEM 6 - Exhibits and Reports on Form 8-K..............................................  11


SIGNATURES    .....................................................................................  12

                               i-STAT CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                              Three Months Ended                      Nine Months Ended
                                                  September 30,                          September 30,
                                        --------------------------------        --------------------------------
                                            1996                1995                1996                1995
                                        ------------        ------------        ------------        ------------
Net sales ..........................    $      7,772        $      5,591        $     20,923        $     14,075
Cost of sales ......................          (6,650)             (5,849)            (19,085)            (16,613)
                                        ------------        ------------        ------------        ------------
             Gross profit (loss) ...           1,122                (258)              1,838              (2,538)
                                        ------------        ------------        ------------        ------------


Operating expenses:
       Research and development ....           1,512               1,326               4,196               3,979
       General and administrative ..           1,386               1,247               4,047               3,631
       Sales and marketing .........           2,724               2,636               8,639               8,019
                                        ------------        ------------        ------------        ------------
       Total operating expenses ....           5,622               5,209              16,882              15,629
                                        ------------        ------------        ------------        ------------
             Operating loss ........          (4,500)             (5,467)            (15,044)            (18,167)
                                        ------------        ------------        ------------        ------------

Other income (expenses), net .......             491                 555               1,646                 283
                                        ------------        ------------        ------------        ------------


Net loss ...........................    ($     4,009)       ($     4,912)       ($    13,398)       ($    17,884)
                                        ============        ============        ============        ============

Net loss per share .................    ($      0.30)       ($      0.37)       ($      1.01)       ($      1.52)
                                        ============        ============        ============        ============

Shares used in computing
    net loss per share .............      13,326,127          13,200,238          13,311,853          11,752,065
                                        ============        ============        ============        ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                                   September 30,     December 31,
                                                                                       1996             1995
                                                                                   -------------     ------------
         ASSETS
Current assets:
    Cash and cash equivalents ...............................................       $  33,600        $  47,494
    Short-term investments ..................................................            --              2,025
    Accounts receivable, net ................................................           3,679            4,053
    Inventories .............................................................           8,414            9,003
    Prepaid expenses and other current assets ...............................             581              688
                                                                                    ---------        ---------
        Total current assets ................................................          46,274           63,263

Plant and equipment, net of accumulated depreciation of $11,771 and $9,758 ..          11,061            9,163

Other assets ................................................................           1,569            1,624
                                                                                    ---------        ---------

        Total assets ........................................................       $  58,904        $  74,050
                                                                                    =========        =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................................       $   1,228        $   1,554
    Accrued expenses ........................................................           3,014            2,527
    Deferred revenue, current ...............................................           3,310             --
                                                                                    ---------        ---------
        Total current liabilities ...........................................           7,552            4,081

Deferred revenue, non-current ...............................................             793            6,375
                                                                                    ---------        ---------

        Total liabilities ...................................................           8,345           10,456
                                                                                    ---------        ---------

Stockholders' equity:
    Preferred Stock, $.10 par value, shares authorized 7,000,000:
        Series A Junior Participating Preferred Stock, $.10 par value,
            1,500,000 shares authorized; none issued ........................            --               --

        Series B Preferred Stock, $.10 par value,
           2,138,702 shares authorized and issued ...........................             214              214

    Common Stock, $.15 par value, shares authorized 25,000,000; shares issued
        11,187,634 at September 30, 1996 and 11,123,698 at
        December 31, 1995 ...................................................           1,678            1,669
    Additional paid-in capital ..............................................         186,148          188,698
    Other, net ..............................................................            (239)          (3,143)
    Accumulated deficit .....................................................        (137,242)        (123,844)
                                                                                    ---------        ---------
        Total stockholders' equity ..........................................          50,559           63,594
                                                                                    ---------        ---------

        Total liabilities and stockholders' equity ..........................       $  58,904        $  74,050
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

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      --------------------
                                                                      1996            1995
                                                                      ----            ----
Cash flows from operating activities:
   Net loss ................................................       ($13,398)       ($17,884)
   Adjustments to reconcile net loss to net cash used in
   operating activities ....................................           (121)            966
   Change in assets and liabilities ........................          1,375          (5,952)
                                                                   --------        --------

         Net cash used in operating activities .............        (12,144)        (22,870)
                                                                   --------        --------

Cash flows from investing activities:
   Purchase of investments .................................           --           (10,032)
   Sale of investments .....................................          2,025          27,527
   Purchase of equipment ...................................         (3,930)         (2,727)
   Other ...................................................           (116)           (195)
                                                                   --------        --------

         Net cash provided by (used in) investing activities         (2,021)         14,573
                                                                   --------        --------
Cash flows from financing activities:
   Proceeds from sale of Common Stock ......................            366             439
   Proceeds from sale of Preferred Stock ...................           --            59,244
   Purchase of Treasury Stock ..............................             (2)           --
                                                                   --------        --------

         Net cash provided by financing activities .........            364          59,683
                                                                   --------        --------

Effect of currency exchange rate changes on cash ...........            (93)            (23)
                                                                   --------        --------
Net increase (decrease) in cash and cash equivalents .......        (13,894)         51,363
Cash and cash equivalents at beginning of period ...........         47,494           4,719
                                                                   --------        --------
Cash and cash equivalents at end of period .................       $ 33,600        $ 56,082
                                                                   ========        ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.     BASIS OF PRESENTATION
       The information presented as of September 30, 1996 and 1995, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995 which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

2.     NET LOSS PER SHARE
       Net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculation since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock. Options outstanding are not included in the calculation as they are anti-dilutive.

3.     INVENTORIES
       Inventories consist of the following:

                            September 30, 1996        December 31, 1995
                            ------------------        -----------------
       Raw materials            $ 2,432,000               $3,113,000
       Work in process            1,718,000                1,146,000
       Finished goods             4,264,000                4,744,000
                                -----------               ----------
                                $ 8,414,000               $9,003,000
                                ===========               ==========

4.     COMMITMENTS AND CONTINGENCIES
       The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgement interest. The case currently is in the pre-trial discovery stage. Management intends to contest the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

          The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. Management believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

                               i-STAT CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company markets and distributes its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners and in South America through selected distribution channels. In February 1996, the Hewlett Packard Company ("HP") began marketing and distributing the Company's products in certain countries in Europe through its distribution arrangements with the Company. In April 1996, the Company and HP entered into a marketing agreement pursuant to which HP and the Company have begun to jointly market the Company's products into the critical care departments of hospitals in the United States which meet certain criteria. The Company is actively planning market introduction into other foreign markets, including but not limited to, through its arrangements with HP. During the first three quarters of 1996, international sales as a component of total sales increased to approximately 34% from approximately 19% in the same period in 1995. This was due primarily to the introduction of the Company's blood gas product in Japan, increases in the unit transfer prices specified in the Company's contracts with its Japanese partners, increased amortization of deferred revenue, and changes in the Company's U.S. marketing strategy discussed below. This is not necessarily indicative of a trend. Deferred Japanese revenue is currently being amortized to income at the rate of approximately $3.2 million per year ($0.8 million and $2.4 million for the three and nine months ended September 30, 1996, respectively). Such deferred revenue will be fully amortized by December 31, 1997, when the period of exclusivity under the Company's agreements with its Japanese marketing partners comes up for review. Sales to its Japanese marketing partners represented approximately 81% and 68% of the Company's international sales (including deferred revenue) during the first nine months of 1996 and 1995, respectively.

      This management's discussion and analysis of financial condition and results of operations contains both historical financial information and forward looking statements. The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products, domestic and international regulatory constraints, uncertainties of international trade and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1996

      The Company generated revenues of approximately $7.8 million and $5.6 million for the quarters ended September 30, 1996 and 1995, respectively, including international revenues of $2.4 million and $1.2 million, respectively. The $2.2 million (39.0%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges and analyzers, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 28.7% to 795,567 units from 618,040 units and worldwide analyzer shipments increased 77.1% to 611 units from 345 units for the three months ended September 30, 1996 and 1995, respectively. Other elements of the increase in revenues included 1) recognition of an additional $0.3 million of deferred revenue, due to a change of accounting estimate in 1996, from the Company's Japanese marketing partners, 2) higher average selling prices per unit of the Company's analyzers, and 3) slightly higher worldwide average selling prices per unit of the Company's cartridges reflecting higher average Japanese selling prices per unit which were largely offset by lower average selling prices per unit in the U.S. as a result of a shift to higher volume U.S. customers that receive lower cartridge list prices. The near term rate of sales revenue growth may continue to be impacted by the Company's recent marketing focus on potential large scale adopters of the i-STAT System. Such higher volume customers tend to require a longer sales cycle as the marketing focus with respect to such customers is on having these customers re-engineer or replace their "stat" lab departments with the i-STAT System, as compared to other potential customers who may be using the i-STAT System as a supplement to their existing laboratory arrangements.

      The Company experienced a gross profit of $1.1 million in the quarter ended September 30, 1996 compared with a gross loss of $0.3 million in the quarter ended September 30, 1995. The improvement in gross margin was primarily due to increased shipment volume of the Company's cartridges and analyzers. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The additional deferred revenue and higher average selling prices noted above also contributed to the gross margin improvement.

      The Company incurred research and development costs (as a percentage of sales) of approximately $1.5 million (19.5%) and $1.3 million (23.7%) for the quarters ended September 30, 1996 and 1995, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

      The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.4 million (17.8%) and $1.2 million (22.3%) for the quarters ended September 30, 1996 and 1995, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The increase primarily reflects the Company's increased need for management personnel and other services to support its continuing growth, and legal fees and expenses associated with the defense of the Nova patent infringement action.

      The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $2.7 million (35.0%) and $2.6 million (47.1%) for the quarters ended September 30, 1996 and 1995, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies and other infrastructure costs.

      The decrease in other income (expense), net, to $0.5 million for the three months ended September 30, 1996 from $0.6 million for the three months ended September 30, 1995, primarily reflects lower interest income earned on lower cash, cash equivalents and short-term investment balances in 1996. Interest income is expected to continue to decline in the near future as cash and cash equivalent balances decline.

      NINE MONTHS ENDED SEPTEMBER 30, 1996

      The Company generated revenues of approximately $20.9 million and $14.1 million for the nine months ended September 30, 1996 and 1995, including international revenues of $7.1 million and $2.6 million, respectively. The $6.9 million (48.7%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges and analyzers primarily as a result of both higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 44.3% to 2,146,592 units from 1,487,141 units and worldwide analyzer shipments increased 75.2% to 1,701 units from 971 for the nine months ended September 30, 1996 and 1995, respectively. Other elements of the increase in revenues included 1) recognition of an additional $1.5 million of deferred revenue, due to a change in accounting estimate in 1996, from the Company's Japanese marketing partners, 2) higher average selling prices per unit of the Company's analyzers, and 3) slightly higher worldwide average selling prices per unit of the Company's cartridges reflecting higher average Japanese selling prices per unit which were partially offset by lower average selling prices per unit in the U.S. as a result of a shift to higher volume U.S.
customers that receive lower cartridge list prices.

         The manufacturing costs associated with product sales for the nine months ended September 30, 1996 and 1995 were approximately $19.1 million and $16.6 million, respectively. This resulted in a gross profit of $1.8 million in the 1996 period, compared with a gross loss of $2.5 million in the 1995 period. The improvement in gross margin was primarily due to increased shipment volume of the Company's cartridges and analyzers. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The additional deferred revenue and higher average selling prices noted above also contributed to the gross margin improvement. The increase in manufacturing costs from 1995 to 1996 was primarily attributable to the increase in materials, personnel and equipment necessary to support the volume of product being produced and the anticipated requirements throughout the remainder of 1996.

      The Company incurred research and development costs (as a percentage of sales) of approximately $4.2 million (20.1%) and $3.9 million (28.3%) for the nine months ended September 30, 1996 and 1995, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

      The Company incurred general and administrative expenses (as a percentage of sales) of approximately $4.0 million (19.3%) and $3.6 million (25.8%) for the nine months ended September 30, 1996 and 1995, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees, and other costs necessary to support the Company's infrastructure. The year-to-year increase reflects the Company's increased need for management personnel and other services to support its continuing growth, and legal fees and expenses associated with the defense of the Nova patent infringement action.

      The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $8.6 million (41.3%) and $8.0 million (57.0%) for the nine months ended September 30, 1996 and 1995, respectively, consisting primarily of salaries, benefits, travel and other expenditures for sales representatives, product literature, market research, clinical studies and other sales infrastructure costs. The dollar increase from 1995 to 1996 is attributable to increased marketing activities, and the hiring of management and other marketing personnel necessary to support the Company's planned growth in product sales.

      The increase in other income (expense), net, to $1.6 million for the nine months ended September 30, 1996 from $0.3 million for the nine months ended September 30, 1995, in part reflects additional interest income earned on significantly higher cash, cash equivalents and short-term investment balances in the corresponding 1996 period. Such higher balances reflect the receipt of net proceeds of approximately $59.2 million in connection with the issuance of Series B Preferred Stock to HP in July 1995. The Company also recorded a charge against other income (expense), net, of $0.4 million in the nine months ended September 30, 1995 relating to the implementation of stockholder protection measures and a proposed offering of securities that was terminated. Interest income is expected to decline in the near future as cash and cash equivalent balances decline.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1996, the Company had cash and cash equivalents of approximately $33.6 million, a decline of $13.9 million from the December 31, 1995 balance of approximately $47.5 million, primarily reflecting cash used in operating activities for the nine months ended September 30, 1996. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

      The change in other, net, under stockholders' equity from ($3.1) million at December 31, 1995 to ($0.2) million at September 30, 1996 primarily reflects:
1) the change of estimate in respect to the Company's Strategic Milestone Stock Award Program of $2.3 million, and 2) treasury stock of $0.7 million which was retired in the first quarter of 1996. During the first quarter of 1996 the Company achieved its first milestone under its Strategic Milestone Stock Award Program. In connection with the achievement of this milestone, an aggregate amount of $33,000 will be recognized as a non-cash compensation expense over a 27 month period. This represents a reduction of approximately $2.3 million from amounts previously estimated as of December 31, 1995. The difference relates to changes in the price of the Company's Common Stock since the milestone first appeared likely to be achieved.

                               i-STAT CORPORATION


                PART II - OTHER INFORMATION



                ITEM 1.    LEGAL PROCEEDINGS

                The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgement interest. The case currently is in the pre-trial discovery stage. Management intends to contest the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

                The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiff seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. Management believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

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

              10.4.3 Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (U.S. Resident Non-Affiliate)

              10.4.4 Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (U.S. Resident Affiliate)

              10.4.5 Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (Ontario Resident Non-Affiliate)

              10.4.6 Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (Ontario Resident Affiliate)

              10.4.7 Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (Quebec Resident Non-Affiliate)

              10.4.8 Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (Quebec Resident Affiliate)

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



DATE:  October 30, 1996



                                            i-STAT CORPORATION
                                               (Registrant)




                                      BY:  /s/William P. Moffitt
                                           ---------------------
                                           William P. Moffitt
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)




                                      BY:   /s/Roger J. Mason
                                           ---------------------
                                           Roger J. Mason
                                           Vice President of Finance,
                                           Treasurer and Chief Financial
                                           Officer
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit
   No.                       Description
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

10.4.3   Form of Non-Statutory Stock Option Agreement under 1985 Stock Option
         Plan (U.S. Resident Non-Affiliate)

10.4.4   Form of Non-Statutory Stock Option Agreement under 1985 Stock Option
         Plan (U.S. Resident Affiliate)

10.4.5   Form of Non-Statutory Stock Option Agreement under 1985 Stock Option
         Plan (Ontario Resident Non-Affiliate)

10.4.6   Form of Non-Statutory Stock Option Agreement under 1985 Stock Option
         Plan (Ontario Resident Affiliate)

10.4.7   Form of Non-Statutory Stock Option Agreement under 1985 Stock Option
         Plan (Quebec Resident Non-Affiliate)

10.4.8   Form of Non-Statutory Stock Option Agreement under 1985 Stock Option
         Plan (Quebec Resident Affiliate)

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