Form 10-K
period 1996-12-31
I STAT CORPORATION /DE/
filed 1997-03-26
CIK 882365

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 26, 1997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________to_________

                         COMMISSION FILE NUMBER 0-19841

                               i-STAT CORPORATION
                               ------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                  22-2542664
          --------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   303 COLLEGE ROAD EAST, PRINCETON, NJ 08540
                   ------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (609) 243-9300
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant
to Section 12(g) of the Act:          COMMON STOCK, PAR VALUE $.15 PER SHARE
                                      SERIES A PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes___X____     No_______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Number of shares of Common Stock outstanding as of January 15, 1997: 11,215,748

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of January 15, 1997 is approximately $162,066,355. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III incorporates certain information by reference to the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

Item                                                                                            Page
----                                                                                            ----
                                     PART I
1.     Business
       (a)  General development of business...................................................... 1
       (b)  Industry segment and geographic area data............................................ 8
       (c)  Description of business.............................................................. 1

2.     Properties................................................................................ 8

3.     Legal Proceedings......................................................................... 8

4.     Submission of Matters to a Vote of Security Holders....................................... 9


                                     PART II

5.     Market for the Registrant's
       Common Equity and Related
       Stockholder Matters...................................................................... 12

6.     Selected Consolidated Financial Data..................................................... 13

7.     Management's Discussion and
       Analysis of Financial Condition
       and Results of Operations................................................................ 14

8.     Financial Statements and
       Supplementary Data
       (a)  Financial Statements................................................................ 22
       (b)  Selected Quarterly Financial Data................................................... 37

9.     Changes in and Disagreements with
       Accountants on Accounting and Financial
       Disclosure............................................................................... 16


                                    PART III

10.    Directors and Executive Officers of
       the Registrant........................................................................... 10, 16

11.    Executive Compensation................................................................... 16

12.    Security Ownership of Certain
       Beneficial Owners and Management......................................................... 17

13.    Certain Relationships and Related Transactions........................................... 17


                                     PART IV

14.    Exhibits, Financial Statement
       Schedules and Reports on Form 8-K........................................................ 18


                                       (2)

         This Annual Report contains both historical financial information and forward looking statements. The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property, dependence upon strategic corporate partners for assistance in development of new markets and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

           i-STAT Corporation ("i-STAT" or the "Company"), was incorporated in Delaware in 1983, and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company's current products, known as the i-STAT(R) System, consist of portable, hand-held analyzers and single-use, disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System uses a simple, one-step procedure, the results of which can be easily linked by infrared transmission to a health care provider's information system. As of December 31, 1996, i-STAT had 777 customers throughout the United States, as well as customers in Japan, Western Europe, Canada and South America. The Company intends for the i-STAT System to become the standard of care for blood analysis at the patient's side.

           The i-STAT System provides accurate and reliable blood test results more quickly and more simply than the most advanced clinical laboratory equipment. Blood analysis performed at the point of patient care with the i-STAT System permits more timely diagnosis and therapeutic intervention and reduces the occurrence of common testing errors. The Company believes these attributes of the i-STAT System result in improved patient care and lower overall health care costs. In addition, the Company believes that the i-STAT System reduces or eliminates the need for expensive capital equipment, specialized labor force, equipment maintenance and space required for traditional testing laboratories.

           The original i-STAT System, introduced in September 1992, was capable of performing six of the most commonly ordered blood tests, which are tests for sodium, potassium, chloride, glucose, urea nitrogen and hematocrit. In 1994, the Company expanded the testing capabilities of the i-STAT System through the introduction of cartridges which perform tests for pH, ionized calcium and bicarbonate. In 1995, the Company introduced cartridges which measure arterial blood gases (pH, PCO(2) and PO(2)). The Company believes that 95% of the approximately 200 million blood tests (electrolyte and blood gas) performed on a "stat" basis in the United States each year now can be conducted using the i-STAT System. The Company believes that because the i-STAT System can now perform the vast majority of the tests required on a "stat" basis, it is substantially more attractive as a total replacement for hospital "stat" laboratories. The Company has additional tests under development.

           i-STAT's near-term objective is to further increase sales of its test cartridges to the critical care departments of hospitals in the United States, where the highest volume of "stat" blood tests are performed. The Company intends to achieve this goal, for the most part, by focusing its sales efforts on those hospitals that have the greatest likelihood of fully adopting the i-STAT System throughout all of their critical care departments and of using the i-STAT System as their principal means of testing blood. By virtue of the strategic technology and marketing alliance concluded in mid-1995 between the Company and Hewlett-Packard Company ("HP"), the i-STAT System was introduced and marketed in Western Europe by HP during 1996. In addition, i-STAT and HP are jointly developing a blood analysis device (the "Integrated Analyzer"), based on the i-STAT System, that can be integrated into HP's customer installed base of patient monitoring systems. This device is planned to be introduced during 1997. The Company's longer-term strategy is to expand its distribution throughout Asia and to increase its efforts, through the use of distribution and partnering arrangements, to market its products to alternate site health care providers such as physician offices, freestanding dialysis centers, nursing homes, outpatient clinics, emergency medical services units, home healthcare agencies and veterinary clinics.

i-STAT SYSTEM COMPONENTS

           The i-STAT System is composed of two types of analyzers, which are hand-held, portable instruments, and various single-use, disposable cartridges, which contain the electrochemical biosensors necessary to perform the desired blood tests. The i-STAT System includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving. One of the Company's analyzers is thermostatically controlled and can be used for all cartridges manufactured by the Company and the other can be used for all cartridges manufactured by the Company except the arterial blood gas cartridges. The Company's single-use, disposable cartridges currently allow the i-STAT System to perform blood tests for sodium, potassium, chloride, glucose, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, (pH, PCO2 and PO2), and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed.

           i-STAT believes its proprietary thin-film, biosensor technology provides the Company with significant competitive advantages over other technologies. As a result of the Company's proprietary know-how and the attributes of its thin-film biosensors, the i-STAT System produces accurate results in approximately two minutes in an easy, single step procedure, is small enough to be hand-held and to be carried from patient to patient, operates with only two to three drops of blood and is virtually maintenance free. The Company's thin-film technology uses micro-fabrication techniques which permit dimensionally small product features resulting in faster reactions than larger configurations such as those used in thick-film technology. Thin-film technology permits i-STAT's biosensors to "wet-up" quickly with small amounts of calibrant and blood samples, thereby enabling the Company to package its biosensors in a dry state while retaining the ability to produce results in approximately two minutes. The Company believes that packaging its biosensors in a dry state facilitates extended shelf life and simplifies the calibration process. The Company's disposable cartridges have a shelf life ranging from a minimum of six months to a maximum of twelve months. In addition, the Company's thin-film biosensor technology permits the cartridges in the i-STAT System to be configured to perform multiple tests and combinations of tests. The Company believes products based on other existing technologies cannot achieve performance characteristics or product design features of the type described above.


MARKETING AND DISTRIBUTION

           The Company currently markets the i-STAT System primarily to the critical care departments of hospitals in the United States, where the highest volume of blood tests are performed on a "stat" basis. The i-STAT System also is marketed to hospitals in Japan, Western Europe, Canada and South America. The Company markets and distributes the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners and in South America through selected distribution channels. In February 1996, HP began marketing and distributing the i-STAT System in certain countries in Europe through its distribution arrangements with the Company. The Company is actively planning market introduction into other foreign markets, including, but not limited to, through its arrangements with HP. In April 1996, the Company and HP entered into a marketing agreement pursuant to which HP and the Company have begun to jointly market the Company's products into the critical care departments of hospitals in the United States which meet certain criteria; all product sales continue to be made by the Company.

           In July 1995, the Company entered into license and distribution agreements with HP at which time HP invested approximately $61 million in exchange for 2,138,702 shares of the Company's Series B Preferred Stock (the "Series B Stock"). Pursuant to the distribution agreement, HP has become the exclusive distributor of the Company's current products, and certain new products the Company may develop, in Europe, Africa, the Middle East and the former Soviet block countries, for a period of three years. Upon the occurrence of certain events, HP's exclusivity term may be extended or the distributorship may be converted into a non-exclusive arrangement. If HP's distributorship is converted to a non-exclusive arrangement for failure to meet designated milestones, HP will not be entitled to distribute new products introduced by the Company during the period of nonexclusivity. The Company's license agreement with HP provides for the grant by the Company to HP of a perpetual, worldwide license under certain of the Company's intellectual property to develop and distribute the Integrated Analyzer. HP will have no license to lease or sell Integrated Analyzers outside the field of professionally attended human healthcare institutions. The license does not include the right to make, use or sell the Company's cartridges and will be subject to the payment of royalties. The license will be exclusive for three years and may be extended depending on the achievement by HP of designated milestones, but under certain circumstances the license may become non-exclusive. The license agreement also provides that, during the exclusivity period, HP will have a right of first refusal to license from the Company new intellectual property for Integrated Analyzers on substantially the same terms as the license agreement. In addition, if after the exclusivity period the Company grants to any third party a license to make and distribute Integrated Analyzers on royalty terms more favorable to the third party than under the HP license agreement, then HP's royalty obligations generally will be adjusted to such third party's rates. The license agreement is scheduled to expire generally at the time of expiration of the Company's last-to-expire patent covering the licensed technology. HP plans market introduction of the Integrated Analyzer during 1997.

           In August 1988, the Company entered into product commercialization and distribution agreements with JCR Pharmaceuticals Inc. and FUSO Inc., two Japanese pharmaceutical and medical device companies. Pursuant to such agreements, i-STAT granted exclusive distribution rights covering Japan, South Korea and Taiwan for an initial period which expires in December 1997; and an additional five-year, exclusive period expiring in December 2002, if a certain minimum quantity of products has been purchased during the initial period. If such minimums are not purchased, the Japanese companies retain non-exclusive rights during the five-year period from December 1997 to December 2002. These agreements, which expire in 2002, also provide the Japanese companies with a right of first offer with respect to the distribution of the covered products in certain Southeast Asian countries. The Company understands that JCR has assigned to Fuso all distribution rights under these agreements. Sales to FUSO represented approximately 24.7% of the Company's worldwide sales (including deferred revenue) for 1996.

           The Company, through its marketing efforts and through distribution and partnering arrangements, is in the early stages of introduction of the i-STAT System to health care providers other than hospitals, such as free-standing dialysis centers, emergency medical services, home care providers, outpatient clinics, physicians' offices and nursing homes. The Company markets its products to veterinarians' offices in the U.S. through a distribution agreement with Sensor Devices, Inc. Over the longer term, the Company expects to increase its efforts to market its products to such alternate site health care providers through the use of distribution and partnering arrangements.


COMPETITION

           The Company competes principally with manufacturers of traditional blood analysis equipment used by clinical laboratories. Historically, most clinical testing has been performed in the hospital or commercial laboratory setting. These clinical laboratories provide analyses similar to those conducted by the i-STAT System and have traditionally been effective at processing large panels of tests with the use of skilled technicians and complex equipment. While i-STAT cannot provide the same range of tests, the Company believes that its products offer several advantages over clinical laboratories, including lower costs, faster results and reduced opportunity for error. In addition, the i-STAT System's testing capabilities currently are sufficiently broad to enable larger health care facilities to close "stat" laboratories and replace them wholly with the i-STAT System.

           Other companies may introduce products performing the same or similar functions as the i-STAT System. In such case, the Company may not be able to compete effectively with these products, or these products may render the Company's products obsolete. The Company is aware of products that have been developed and are being marketed for point-of-care analysis of some or all of the analytes measured by the i-STAT System. The Company believes that these products are more difficult to use and more costly, test for fewer analytes than the i-STAT System and otherwise do not offer the same features and benefits.

           To the extent that the i-STAT System achieves penetration into non-hospital markets such as veterinarians' offices, doctors' offices, nursing homes and outpatient clinics, it may face competition from commercial laboratories and from established pharmaceutical and medical device companies which have developed multitest blood analyzers specifically for use in these markets. The Company believes that its products are capable of competing favorably with these other products on the basis of ease-of-use, speed, the ability to conduct tests without a skilled technician, variety of test menu, cost-effectiveness and accuracy of results.

           Other manufacturers and academic institutions are currently conducting research and development with respect to blood testing technologies, including biosensor technology, and other companies may in the future engage in research and development activities regarding products competitive with those of the Company. Certain of the Company's current and potential competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company.

           Although the Company's patents may prevent or restrict others from successfully developing or marketing competing systems in the United States or other countries, the Company may be required to expend substantial resources to enforce its patents through litigation or otherwise to maintain its competitive advantage. See "Patents and Proprietary Rights."


MANUFACTURING

           The Company's products are manufactured by the Company with various components being supplied by outside vendors. The Company manufactures its biosensors in order to protect the proprietary nature of the Company's products and to control the development and enhancement of its proprietary technology. Other cartridge components are manufactured to the Company's specifications by outside vendors. Final assembly, quality testing and inspection of cartridges are performed by the Company. All components of the analyzers as well as peripheral components, such as the infrared data communication link, are either custom fabricated by outside suppliers or purchased by the Company from outside sources. Software for the analyzers and peripheral systems is engineered and maintained by the Company. All major assembly, software download and final quality testing and inspection are performed by the Company.

           Most product manufacturing and assembly by the Company is conducted in its 52,000 square foot facility in Kanata, Ontario, Canada. This facility, which is leased, includes an 8,000 square foot Class 1000 clean room augmented by additional environmentally controlled assembly and packaging space. The Company also conducts cartridge assembly and inspection in a 30,325 square foot leased facility in Plainsboro, New Jersey. In addition, the Company assembles analyzers at its principal offices in Princeton, New Jersey. The Company believes that its manufacturing capacity is sufficient to meet its immediately foreseeable production requirements. The Company is currently manufacturing its cartridges at an annualized rate of over 4,000,000 cartridges per year and believes that, with certain engineering changes it is in the process of implementing, its current manufacturing facilities could yield in excess of 45,000,000 cartridges per year.

           The Company maintains a comprehensive quality assurance and quality control program, which includes complete documentation of all material specifications, operating procedures, maintenance and equipment calibration procedures, training programs and quality control test methods. To control the quality of its finished products, the Company utilizes statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods. The Company believes that it operates in accordance with all applicable regulations including the Food and Drug Administration (the "FDA") Good Manufacturing Practices.

           The majority of the raw materials and purchased components used to manufacture the Company's products are readily available from more than one source. The Company is also developing alternative sources for some of the raw materials it presently obtains from a single source. Some of the components of the i-STAT System are custom manufactured by a limited number of outside vendors. While the Company's efforts to expand the number of vendors having the capacity to produce these components continue, the loss of its sources of supply for these components could adversely impact, for a period of time, the Company's ability to meet the demand for its products.


RESEARCH AND DEVELOPMENT

           From commencement of the Company's operations in 1984 until 1992, most of its financial resources were dedicated to the development of the core technology that has resulted in the i-STAT System. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing tests for measurement of creatinine, ionized magnesium and coagulation, and is working on expanding its existing product range. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development costs during 1994, 1995 and 1996.

           As of December 31, 1996 the Company's research and development staff consisted of 66 full-time employees, 26 of whom hold advanced degrees in chemistry, engineering, software and related disciplines.


PATENTS AND PROPRIETARY RIGHTS

           i-STAT pursues a policy of seeking patent protection, both in the United States and abroad, for each of the areas of invention embodied in the i-STAT System. The Company holds sixteen United States utility patents related to the i-STAT System, the earliest of which was issued on September 5, 1989, which on average have over 13 years remaining on their patent terms, and two United States design patents related to the i-STAT System. These patents relate to the unique functional features and fabrication of the electrode technology contained in the i-STAT cartridges, operation of the cartridges, the technologies used in the i-STAT analyzers, in-house quality control instrumentation and matters related to other potential uses of the i-STAT System. The Company has fourteen pending United States utility patent applications. The Company has received patents in Japan, Europe, Canada and Taiwan corresponding to certain of the patents issued in the United States and has filed or plans to file for patent protection in certain countries which represent a significant segment of the intended market for its products. There can be no assurance that additional patents for i-STAT's products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to i-STAT. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by the Company or nonapproval of pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that any application of the Company's technology will not infringe patents or proprietary rights of others or that, as a result of such infringement, licenses that might be required for the Company's processes or products would be available on commercially reasonable terms, if at all. See Item 3. "Legal Proceedings".

           Pursuant to the Company's license agreement with HP, the Company has granted HP certain rights to commence and control prosecution of any third party infringement actions involving the intellectual property covered under the HP license agreement.

           In addition to its patent protection, i-STAT also relies upon trade secrets, know-how and continuing technological innovation. The Company maintains a policy requiring all employees and consultants to sign confidentiality agreements under which they agree not to use or disclose i-STAT's confidential information as long as that information remains proprietary or, in some cases, for fixed time periods. There can be no assurance, however, that such proprietary technology will not be independently developed or that secrecy will not be breached. Under Company policy, all technical employees are required to agree to assign to the Company all rights to any inventions made during their employment or relating to the Company's activities and not to engage in activities similar to the Company's for any other person or entity during the term of their employment or for at least six months thereafter.

           i-STAT is aware that research efforts in biosensor technology are taking place at universities, government laboratories and other corporations around the world and that numerous patent applications have been filed, and that patents have been issued, relating to fundamental technologies and to specific biosensor products and processes. If patents that cover the technologies, products or processes utilized by the Company are issued to third parties, i-STAT may have to obtain licenses under such patents. No assurance can be given concerning the terms on which such licenses would be available, if at all.


GOVERNMENT REGULATION

           The i-STAT System is a medical diagnostic device subject to the provisions of the Food, Drug and Cosmetic Act (the "FDC Act") and implementing regulations. The 1976 Medical Device Amendments and the Safe Medical Device Amendments of 1990 to the FDC Act provide comprehensive regulation of all stages of development, manufacture, distribution and promotion of medical devices. There are two regulatory routes by which to bring a medical diagnostic device to market: the Pre-market Approval Application ("PMA") and the Pre-market Notification ("510(k) Notification"). The PMA requires a comprehensive review of specified pre-clinical and clinical data, prior to an FDA finding that a device is safe and effective for its designated indicated use. The 510(k) Notification permits marketing upon a demonstration to the FDA's satisfaction that a device is substantially equivalent to a device already in commercial distribution. The clearance process can require extended periods of testing, both prior to and after submissions are made. Review of submissions can take protracted periods of time and involve significant resource expenditure. There is no certainty that the FDA will clear any given device for marketing.

           All of the Company's current products have received clearance to market for use by health care professionals in all health care settings pursuant to 510(k) Notifications. Any change or modification of an analyzer or a cartridge that could significantly affect the safety or efficiency of the device would require the filing of a new 510(k) Notification, and the Company would not be able to market the i-STAT System as modified until FDA clearance is received. The FDA may not concur in any such modification, and any such concurrence may be subject to delay and require significant resources to provide the FDA with needed data.

           FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. The FDA classified the i-STAT System (as currently configured) in Class II, meaning that the device may at some time in the future also have to comply with mandatory performance standards or other "special controls" if it is to remain in commercial distribution. The Company cannot predict whether such additional standards or controls will ever be enacted, nor what impact the enactment of such standards or controls might have on its ability to produce and sell its products. Such standards or controls may relate to any aspect of product performance which must be controlled to minimize any risk associated with use of the device. All devices, including those manufactured in Canada, must be manufactured in accordance with Good Manufacturing Practices specified in implementing regulations under the FDC Act. These practices control every phase of production from the design control and incoming receipt of raw materials, components and subassemblies to the labeling, tracing of consignees after distribution and follow-up and reporting of complaint information.

           The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled, and, if the investigator observes conditions which might be violations, those conditions must be corrected or satisfactorily explained, or the manufacturer could face regulatory action that might include physical removal of the product from the marketplace. The Company's New Jersey facilities were inspected in November 1994 and June 1995 and at each time found free of any violations. The FDA also regulates labeling for devices and supervises the advertising for devices restricted to use by health care professionals, such as the i-STAT System.

           Recently, the FDA has pursued a more rigorous enforcement program to ensure that regulated firms, such as the Company, comply with the provisions of the FDC Act. A firm not in compliance may face a variety of regulatory actions, ranging from warning letters, product detention, device alerts and mandatory recalls or field corrections, to seizures, injunction actions, civil penalties and criminal prosecutions of the firm or responsible individuals, employees, officers or directors. The commencement of any action against the Company of the type described above could seriously impact the Company's ability to conduct business.

           The Company's products are also affected by the Clinical Laboratory Improvement Act of 1988 ("CLIA"). This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity -- "waived," "moderate complexity" and "high complexity." The Company's products have been designated as "moderate complexity." Subsequent categorization of the Company's products as "high complexity" tests could hinder the Company's ability to market its products. Expansion into alternate site markets, particularly doctors' offices, may be limited by the regulatory burden imposed by the classification of the i-STAT System as a moderately complex test under CLIA. There can be no assurance that CLIA regulations or future administrative interpretations of CLIA will not have an adverse impact on the Company.

           The Company and its products are also subject to a variety of state laws and regulations in those states where its products are marketed, sold or used. Certain states currently restrict or control, to varying degrees, the use of medical devices such as the i-STAT System outside the clinical laboratory by persons other than doctors or technologists. These restrictions have hindered the Company's ability to market its products in these locations. The Company is seeking interpretations, rulings or changes in relevant laws and regulations that will remove or ameliorate these restrictions. Although the Company has been successful in gaining favorable rulings and changes in certain relevant laws and regulations, there can be no assurance that the Company will be successful in its efforts to remove or ameliorate all these legal restrictions.

           The Company distributes the i-STAT System outside the United States in Japan, Canada and South America and plans to do so in other foreign countries. Through its arrangements with HP, in February 1996 the Company commenced introduction of the i-STAT System in Western Europe. The i-STAT System is and will be subject to a wide variety of laws and regulations in these markets, ranging from simple product registration in certain countries to complex clearance and production controls in others. Speaking generally, the extent and complexity of regulation of medical devices is increasing worldwide, with regulation in some countries already nearly as comprehensive as that in the United States. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be given.

           Because some of the Company's production facilities currently are located in Canada, sales of the Company's products in the United States are subject to U.S. laws regulating international trade practices. The Company does not believe that these laws will materially and adversely affect its marketing strategy or operations generally, although such laws are subject to change and the Company cannot accurately predict the impact on the Company of any future changes.

           Federal, state and foreign regulations regarding the sale of medical devices are subject to change. The Company cannot predict what impact, if any, such changes may have on its business.


REIMBURSEMENT

           Third party payors can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for blood testing services. If the reimbursement amounts for blood testing services are decreased in the future, it may decrease the amount which physicians and hospitals are able to charge patients for such services and consequently the price the Company can charge for its products.


EMPLOYEES

           As of December 31, 1996, the Company employed 471 persons on a full-time basis. The Company expects to hire additional employees during 1997. None of i-STAT's employees is covered by a collective bargaining agreement. i-STAT believes that its relationship with its employees is good and that its success is dependent on, among other things, achieving and retaining scientific and technological superiority and being capably managed. Consequently, the success of the Company is highly dependent upon the continued availability of a limited number of executives, scientists and engineers, the loss of some of whom could have a material and adverse effect on the Company.


INSURANCE

           The Company maintains a "claims made" product liability insurance policy in the amount of $1 million, and an excess liability insurance policy in the amount of $15 million, which are the maximum payouts for all claims that could be made during a calendar year. The Company may seek broader coverage in greater amounts depending on the rate of sales of the i-STAT System. If the Company does not or cannot maintain its existing or comparable products liability insurance, its ability to market its products may be significantly impaired. The amount and scope of any insurance coverage upon which the Company relies may not be adequate to protect the Company in the event a successful product liability claim is made upon the Company. No product liability insurance claim has ever been made by the Company. The Company also maintains comprehensive general liability and business interruption liability insurance policies. The Company's Kanata, Ottawa, wafer fabrication facility is the only source of its proprietary thin film, biosensor chips, and, consequently, any damage to the facility as a result of fire or other causes could materially and adversely impact the Company. The amount and scope of any insurance coverage may not be adequate to protect the Company in the event of any such loss.

BACKLOG

           In order to obtain discounts from i-STAT's established list price for its products, some customers commit to purchase a specified quantity of i-STAT's products for a period of time. However, at December 31, 1996, the Company did not believe its backlog to be material.


SEASONALITY

           The Company's operating results may fluctuate from quarter to quarter due to many factors. Sales may be slower in the traditional vacation months, may be accelerated in the fourth calendar quarter by customers whose annual budgets are about to expire (especially affecting analyzer purchases), may be distorted by unusually large analyzer shipments from time to time, or may be affected by the timing of customer cartridge ordering patterns. (For example, a customer might order two quarterly cartridge shipments in one quarter, perhaps at the beginning of the end of the quarter, and none in the next quarter.)

GEOGRAPHIC SEGMENT DATA

           Information regarding geographic segment data is provided in Note 15 to Notes to Consolidated Financial Statements.


ITEM 2.    PROPERTIES

           The Company's principal manufacturing facility is located at 436 Hazeldean Road, Kanata, Ontario, Canada, where it leases a 52,000 square-foot space. The lease is for a term expiring in February 1999, subject, at the Company's option, to renewal for one five-year term. The Company also leases executive offices in Princeton, New Jersey, where it occupies approximately a 30,745 square-foot space. The Princeton lease expires in September 1998 subject, at the Company's option, to two five-year options to renew. The Company has established a cartridge assembly facility in Plainsboro, New Jersey, where it leases a 30,325 square-foot space. The lease is for a term expiring in February 1999, subject, at the Company's option, to renewal for one five-year term.


ITEM 3.    LEGAL PROCEEDINGS

           The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgment interest. The case currently is in the preliminary stages of discovery. The Company is contesting the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

           The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

           The Company is a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The Plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The case currently is in the preliminary stages of discovery. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           Not applicable.

                               EXECUTIVE OFFICERS


The executive officers of the Company and their respective ages and positions with the Company are as follows:


William P. Moffitt      Age 50. Mr. Moffitt is the Company's President and Chief
                        Executive Officer and also serves on the Company's Board of Directors. From July 1989 through November 1991, Mr.
                        Moffitt held the position of Executive Vice President of the Company. Mr. Moffitt was elected President of the Company in November 1991 and Chief Executive Officer of the Company in February 1993. Mr. Moffitt was elected a director in May 1990. From 1985 to 1989, Mr. Moffitt was
                        President of the Physician Diagnostic Division of Baxter
                        Healthcare Corp., a diversified health care company. He holds a B.S. from Duke University.

Imants R. Lauks         Age 44. Dr. Lauks is a founder of the Company and serves
                        as a director and as the Company's Executive Vice
                        President and Chief Technology Officer. Dr. Lauks has served as a director since the Company's incorporation in 1983. He has served as the Company's Executive Vice
                        President since 1995, as its Vice President of Research and Development from 1983 to 1995, and as its Chief
                        Technology Officer since 1991. He is internationally recognized for his research on ion sensing phenomena in microfabricated sensors, charge transport in membranes, surface physics and gas-solid chemical interactions. Dr.
                        Lauks has spent twenty years researching and developing unique microfabricated sensors, resulting in thirty-eight scientific publications, eighteen United
                        States patents, eight Canadian patents, five Taiwanese patents and fourteen pending United States patent applications to date. Until he founded the Company in 1983, Dr. Lauks was a tenured Associate Professor at the University of Pennsylvania in the Moore School of Engineering. He is an Associate of the Royal College of Science in London, England. He received both a Ph.D. in Electrical Engineering and a B.S. in Chemistry from Imperial College of London University.

Patricia Hennessey      Age 43. Ms. Hennessey has served as Vice President of
                        Sales and Marketing since she joined the Company in January 1995. She has over fifteen years of sales, marketing and general management experience in the medical device field. From 1986 to 1994, Ms. Hennessey was employed by C.R. Bard, Inc. in a series of senior-level marketing and general management positions and most recently Vice President of Marketing of the USCI Division. Ms. Hennessey received an M.B.A. from
                        Harvard University.

Noah J. Kroloff         Age 34. Mr. Kroloff has served as Vice President of
                        Business Development and Strategy since he joined the Company in May 1994. From September 1990 to May 1994, he was a manager at McKinsey & Company, a leading management consulting firm, where he specialized in international alliances among medical products companies. Prior to joining McKinsey, he served in consulting and business development roles for several biotechnology companies and for Merck & Co., Inc. Mr.
                        Kroloff received an M.B.A. in finance and marketing from the MIT Sloan School of Management.

Roger J. Mason          Age 48. Mr. Mason has served as Vice President of
                        Finance, Treasurer and Chief Financial Officer since he joined the Company in July 1996. From October 1994 to
                        June 1996, he was Vice President, Finance and Treasurer, and Chief Financial Officer at Concurrent Computer
                        Corporation, a publicly held, leading worldwide supplier of networked and distributed, high performance, real time, fault-tolerant computing systems. From April 1991 to October 1994, Mr. Mason served as Chief Financial
                        Officer and Treasurer at Integral Peripherals Inc., a disk drive manufacturer. From 1981 to 1991, he held senior executive positions at Maxtor Corporation, a publicly held disk drive manufacturer, MiniScribe
                        Corporation, a publicly held disk drive manufacturer whose assets were acquired by Maxtor Corporation, and Ironstone Group, Inc., a publicly held holding company.
                        His experience also includes public accounting with Coopers & Lybrand and Honey, Perriam & Company. He is a fellow of the Institute of Chartered Accountants in England and Wales.

Michael P. Zelin        Age 36. Mr. Zelin has served as Vice President of
                        Systems Development since March 1992. Since joining the
                        Company in February 1986 he has held various technical positions including Manager and Director of Systems
                        Engineering, and has contributed to nine of the Company's U.S. patents or patents pending.

           Executive officers of the Company are elected by the Board of Directors of the Company.

                                     PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


MARKET INFORMATION

           The Company's Common Stock is traded on the NASDAQ National Market System under the symbol "STAT". The following table sets forth for the periods indicated the range of high and low prices for the Company's Common Stock as reported on NASDAQ.

1996                                                 High                         Low
----                                                 ----                         ---

First Quarter..................................      41                           24
Second Quarter.................................      30 1/2                       14 3/4
Third Quarter..................................      19                           11 1/2
Fourth Quarter.................................      25                           13 3/4

1995                                                 High                         Low
----                                                 ----                         ---
First Quarter..................................      28                           16 1/2
Second Quarter.................................      40 1/2                       18 1/4
Third Quarter..................................      45 3/4                       28
Fourth Quarter.................................      38                           28


HOLDERS

           There were approximately 411 holders of the Company's Common Stock of record as of January 15, 1997.


RIGHTS

           On June 29, 1995, the Company declared a dividend distribution of rights (each, a "Right") to purchase a certain number of units at a price of $104.00, subject to adjustment. The Rights are deemed to attach to and trade together with the Common Stock. Each unit is equal to one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. Rights are distributed in connection with issuances of shares of Common Stock and Series B Stock. The Rights are not exercisable until the occurrence of certain events enumerated in the Stockholder Protection Agreement between the Company and First Fidelity Bank, National Association, the Company's rights agent. Until a Right is exercised, no holder of Rights will have rights as a stockholder of the Company (other than rights resulting from such holder's ownership of Common Stock or Series B Stock), including, without limitation, the right to vote or to receive dividends. A description of the Rights is hereby incorporated by reference from the Company's Current Report on Form 8-K dated July 10, 1995, as amended.


DIVIDENDS

           Except for the Rights, the Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

           The selected consolidated financial data set forth below have been derived from the audited financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, together with the notes thereto and the related report of Coopers & Lybrand L.L.P., independent accountants, are included elsewhere in this Report. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


                                                                      Year Ended December 31,
                                                      -------------------------------------------------------
                                                      1996         1995        1994         1993         1992
                                                      ----         ----        ----         ----         ----
                                                    (In thousands of dollars, except share and per share data)

Statement of Operations Data:
Net sales........................................  $  30,330    $  20,102    $  10,695    $   4,798   $    833
Cost of sales....................................     26,291       22,013       14,803       10,227      2,129
Operating expenses:
   Research and development......................      5,780        5,664        8,333        4,476      8,024
   General and administrative....................      5,778        4,937        4,004        3,584      3,056
   Sales and marketing...........................     11,991       11,506        8,484        6,051      4,147
   Relocation....................................        --           --           --          (900)       --
Other income, net................................      2,054        1,010        1,249        1,563      1,521
Net loss.........................................    (17,456)     (23,008)     (23,680)     (17,077)   (15,002)
Net loss per share...............................     ($1.31)      ($1.90)      ($2.16)      ($1.87)    ($1.88)
Shares used in computing
   net loss per share ...........................  13,321,603   12,122,089   10,974,467   9,110,888   7,962,555

                                                                        As of December 31,
                                                      -------------------------------------------------------
                                                      1996         1995        1994         1993         1992
                                                      ----         ----        ----         ----         ----
                                                                     (In thousands of dollars)

Balance Sheet Data:
Cash, cash equivalents and short-term investments  $  28,417    $  49,519    $  21,619    $  47,030   $ 35,512
Working capital..................................     33,577       55,942       23,537       47,473     33,491
Total assets.....................................     55,365       74,050       39,178       59,239     42,404
Accumulated deficit..............................   (141,300)    (123,844)    (100,836)     (77,156)   (60,079)
Total stockholders' equity.......................  $  46,834    $  63,594    $  26,093    $  49,517   $ 30,583

           MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND AND OVERVIEW

           The Company's results for the year ended December 31, 1996 are marked by a significant increase in product sales, significant improvements in manufacturing efficiencies and a significant reduction in net loss.

           The Company's revenues are affected principally by the number of hospitals using the i-STAT System and the rate at which i-STAT's disposable cartridges are used by these hospitals. This, in turn, is highly dependent upon the willingness of hospitals to adapt their traditional blood diagnostic testing approaches to the point-of-care system advocated by the Company. During 1996 the Company began to focus its marketing efforts primarily on potential large scale adopters of the i-STAT System. Such high volume customers tend to require a longer sales cycle as the marketing focus with respect to such customers is on having these customers re-engineer or replace their "stat" lab departments with the i-STAT System, as compared to other potential customers who may be using the i-STAT System as a supplement to their existing arrangements. To further this strategy, the Company has recently expanded its policy of offering substantial price discounts to high volume users. The Company believes that this strategy will accelerate the rate of market penetration for its products and thus have a beneficial long-term effect upon revenue growth. However, the near-term rate of growth in sales revenue and gross margin will be adversely impacted by both the longer sales cycle and the lower cartridge prices that such high volume customers may receive.

           The first beneficiaries of the Company's recent expanded pricing strategy will be existing customers who already exceed the new volume discount thresholds. These customers represented approximately 22.6% of 1996 worldwide cartridge sales volume. It is possible that this percentage will rapidly increase because there are other existing customers which will qualify for the lower pricing by making incremental volume purchase commitments. These volume discounts only will be provided to customers who commit to purchase 30,000 or more cartridges per year, with the highest discounts going to purchasers of 80,000 or more cartridges per year. The Company believes that the gross margin impact of lowering the selling prices for high volume customers can be more than offset by lower manufacturing costs per cartridge produced as a result of the incremental cartridge sales volume generated by the expanded pricing strategy. However, it is likely to be more than a year before the benefits from any such incremental sales volume are realized because of the long sales and implementation cycle involved.

           The Company anticipates that, during the second half of 1997, additional revenues will be realized from the planned introduction of the HP Integrated Analyzer. However, the extent of the impact upon revenues will be affected by both the timing of such introduction and the likelihood that some of the initial purchasers of the Integrated Analyzer will be existing users of the hand-held analyzer sold by the Company. Therefore, net cartridge revenue growth attributable to usage of the HP Integrated Analyzer may not, in the near term, be significant.


RESULTS OF OPERATIONS

           The Company generated revenues of approximately $30.3 million, $20.1 million and $10.7 million in 1996, 1995 and 1994, including international revenues (as a percentage of worldwide revenues) of $9.5 million (31.2%), $3.9 million (19.4%) and $1.0 million (9.4%), respectively. International revenues include deferred Japanese revenue which has been amortized to income at the rate of approximately $3.2 million, $1.4 million and $0.5 million for 1996, 1995 and 1994, respectively. The balance of approximately $3.2 million of such deferred revenue will be fully amortized by December 31, 1997, when the period of exclusivity under the Company's agreements with its Japanese marketing partners comes up for review. Sales to its Japanese marketing partners represented approximately 24.7%, 14.4% and 9.2% of the Company's worldwide sales (including deferred revenue) for 1996, 1995 and 1994, respectively.

           The $10.2 million (50.9%) increase in revenues from 1995 to 1996 was primarily due to increased shipment volume of the Company's cartridges and analyzers, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 50.0% to 3,157,192 units from 2,104,061 units and worldwide analyzer shipments increased 85.9% to 2,340 units from 1,259 units for the twelve months ended December 31, 1996 and 1995, respectively. Other elements of the increase in revenues included 1) recognition of an additional $1.8 million of deferred revenue, due to a change in accounting estimate in 1996, from the Company's Japanese marketing partners, 2) higher average selling prices per unit of the Company's analyzers, and 3) slightly higher worldwide average selling prices per unit of the Company's cartridges, reflecting increases in the unit transfer prices specified in the Company's contracts with its Japanese partners which were partially offset by lower average selling prices per unit in the U.S. as a result of a shift to higher volume U.S. customers that receive lower cartridge prices. The $9.4 million (88.0%) increase in revenues from 1994 to 1995 primarily reflects the introduction of the Company's arterial blood gas cartridges.

           The manufacturing costs associated with product sales in 1996, 1995 and 1994 were approximately $26.3 million, $22.0 million, and $14.8 million, respectively. This resulted in a gross profit of $4.0 million in 1996, compared with a gross loss of $1.9 million and $4.1 million in 1995 and 1994, respectively. The improvement in gross margin was primarily due to increased shipment volume of the Company's cartridges and analyzers. The additional deferred revenue and higher average selling prices noted above also contributed to the gross margin improvement. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units.

           The Company incurred research and development costs (as a percentage of sales) of approximately $5.7 million (19.1%), $5.6 million (28.1%) and $8.3 million (77.9%) in 1996, 1995 and 1994, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. Research and development costs declined significantly in 1995 from 1994 due to the completion of development of the Company's arterial blood gas products in 1994. The Company's current research and development program includes the development of tests for the measurement of creatinine, ionized magnesium and coagulation, which are scheduled to move into the production phase over the next twelve to eighteen months. The Company also is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Consequently, research and development expenditures are expected to increase significantly over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs.

           The Company incurred general and administrative expenses (as a percentage of sales) of approximately $5.8 million (19.1%), $4.9 million (24.6%) and $4.0 million (37.4%) in 1996, 1995 and 1994, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The year-to-year increase primarily reflects the Company's increased need for management personnel and other services to support its growth, and legal fees and expenses associated with the defense of the Nova patent infringement action.

           The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $12.0 million (39.5%), $11.5 million (57.2%) and $8.5 million (79.3%) in 1996, 1995 and 1994, respectively, consisting primarily of salaries, commissions, benefits, travel and other expenditures for sales representatives, product literature, market research, clinical studies and other sales infrastructure costs. The dollar increase from year to year is attributable to increased marketing activities, and the hiring of management and other marketing personnel necessary to support the Company's planned growth in product sales.

           The increase in investment income to approximately $2.1 million, from $1.4 million and from $1.2 million in 1996, 1995 and 1994, respectively, primarily reflects additional interest income earned on significantly higher cash and cash equivalent balances subsequent to July 1995. Such higher balances reflect the receipt in mid-1995 of net proceeds of approximately $59.2 million in connection with the issuance of Series B Stock to HP. Interest income is expected to decline in the near future as cash and cash equivalent balances decline. The Company also recorded a charge against other income (expense), net, of $0.4 million in the twelve months ended December 31, 1995 relating to the implementation of stockholder protection measures and a proposed offering of securities that was terminated.


LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 1996, the Company had cash, cash equivalents and short-term investments of approximately $28.4 million, a decline of $21.1 million from the December 31, 1995 balance of approximately $49.5 million, primarily reflecting approximately $16.2 million of cash used in operating activities and equipment purchases of approximately $5.2 million during the year ended December 31, 1996. Working capital declined by approximately $22.4 million from $55.9 million to $33.5 million during the same period, primarily reflecting the decline in cash, cash equivalents and short-term investments. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities, and expects during 1997 to seriously explore means by which to fund the Company's planned increased investment in research and development and maintain its working capital at a desirable level while the expanded pricing strategy discussed previously is in the early stages of implementation. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

           The change in additional paid-in capital and unearned compensation, net, under stockholders' equity primarily reflects: 1) a change of estimate with respect to the Company's Strategic Milestone Stock Award Program of $2.3 million, and 2) treasury stock of $0.7 million which was retired in 1996. During the first quarter of 1996 the Company achieved its first milestone under its Strategic Milestone Stock Award Program. In connection with the achievement of this milestone, an aggregate amount of $33,000 will be recognized as a non-cash compensation expense over a 27 month period. This represents a reduction of approximately $2.3 million from amounts previously estimated as of December 31, 1995. The difference relates to changes in the price of the Company's Common Stock since the inception of the program.

           At December 31, 1996, the Company had available for Federal Income Tax purposes net operating loss carryforwards of approximately $122 million, which expire in varying amounts through 2011. The timing and manner in which the operating loss carryforwards may be utilized in any year by the Company will be limited by Section 382 of the Internal Revenue Code.

           The impact of inflation and foreign currency translation on the Company's business has been minimal and is expected to be minimal for the near-term.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Item 14 for an Index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

           CHANGES IN AND DISAGREEMENTS WITH
ITEM 9.    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.



                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

           Information concerning executive compensation is included under the caption "Executive Compensation" of the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

           SECURITY OWNERSHIP OF CERTAIN
ITEM 12.   BENEFICIAL OWNERS AND MANAGEMENT

           Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders" and "Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption "Certain Transactions" of the Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


           EXHIBITS, FINANCIAL STATEMENT
ITEM 14.   SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

      (1)  Financial Statements -- The following are included in Item 8:

                                                                                                         Page
                                                                                                         ----

      Report of Independent Accountants................................................................. 23

      Consolidated Statements of Operations for each of the
        three years in the period ended December 31, 1996............................................... 24

      Consolidated Balance Sheets at December 31, 1996 and 1995......................................... 25

      Consolidated Statements of Changes in Stockholders' Equity
        for each of the three years in the period ended December 31, 1996............................... 26

      Consolidated Statements of Cash Flows for each of the
        three years in the period ended December 31, 1996............................................... 27

      Notes to Consolidated Financial Statements........................................................ 28

      (2)  Financial Statement Schedules -- The following are included in Item 14(d):



      Report of Independent Accountants................................................................. 38

      Schedule II -- Valuation and Qualifying Accounts.................................................. 39



           Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable, not required or the equivalent information has been included in the consolidated financial statements and notes thereto or elsewhere herein.

(a)   Exhibits
      --------
      Exhibit No.                               Description
      ----------                                -----------

     (3.1) Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

     (3.2)         By-laws

     (3.3) Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

     (3.4) Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

     (4.1) Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

     (10.1) Series A Convertible Preferred Stock Purchase Agreement (Form S-1 Registration Statement, File No. 33-44800)*

     (10.2) Restated Registration Rights Agreement, dated May 3, 1990, among the Registrant and certain of its stockholders (Form S-1 Registration Statement, File No. 33-44800)*

     (10.3)** 1985 Stock Option Plan (Form S-8 Registration Statement, File No. 33-96114)*

     (10.4.1) Form of Incentive Stock Option Agreement under 1985 Stock Option Plan (U.S. Resident Non-Affiliate) (Form 10-K for fiscal year ended December 31, 1992)*

     (10.4.2)**    Form of Incentive Stock Option Agreement under 1985 Stock
                   Option Plan (U.S. Resident Affiliate) (Form 10-K for fiscal year ended December 31, 1992)*

     (10.4.3) Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (U.S. Resident Non-Affiliate) (Form 10-Q for quarter ended September 30, 1996)*

     (10.4.4)**    Form of Non-Statutory Stock Option Agreement under 1985 Stock
                   Option Plan (U.S. Resident Affiliate) (Form 10-Q for quarter ended September 30, 1996)*

     (10.4.5) Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (Ontario Resident Non-Affiliate) (Form 10-Q for quarter ended September 30, 1996)*

     (10.4.6)**    Form of Non-Statutory Stock Option Agreement under 1985 Stock
                   Option Plan (Ontario Resident Affiliate) (Form 10-Q for quarter ended September 30, 1996)*

     (10.4.7) Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (Quebec Resident Non-Affiliate) (Form 10-Q for quarter ended September 30, 1996)*


 * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Exhibit No.              Description
-----------              -----------

 (10.4.8)**        Form of Non-Statutory Stock Option Agreement under 1985 Stock
                   Option Plan (Quebec Resident Affiliate) (Form 10-Q for quarter ended September 30, 1996)*

 (10.6) Shareholders' Agreement, dated July 19, 1985, among the Registrant and certain of its stockholders, with amendments thereto (Form S-1 Registration Statement, File No. 33-44800)*

 (10.11) Letter Agreement between the Registrant and Japanese corporate entities, dated August 23, 1988 (Form S-1 Registration Statement, File No. 33-44800)*

 (10.12) Letter Agreement between the Registrant and Japanese corporate entities, dated August 23, 1988 (Form S-1 Registration Statement, File No. 33-44800)*

 (10.13) Distribution Agreement between the Registrant and Japanese corporate entities, dated August 23, 1988 (Form S-1 Registration Statement, File No. 33-44800)*

 (10.15) Development Agreement between the Registrant and Japanese corporate entities, dated August 23, 1988 (Form S-1 Registration Statement, File No. 33-44800)*

 (10.20) Lease Agreement, dated May 23, 1993, between Linpro Princeton O.R. Offices II L.P. and the Registrant (Form 10-Q for quarter ended June 30, 1993)*

 (10.21)           Lease Agreement, dated December 23, 1991, between William S.
                   Burnside (Canada) Limited, "In Trust" and the Registrant (Form 10-K for fiscal year ended December 31, 1993)*

 (10.23) i-STAT 1994 Stock Award Plan (Form S-8 Registration Statement, File No. 33-76152)*

 (10.24)           Form of Stock Award Agreement under 1994 Stock Award Plan
                  (Form S-8 Registration Statement, File No. 33-76152)*

 (10.25)**         Letter Agreement, dated April 15, 1994, between Registrant and Noah Kroloff (Form 10-Q for quarter ended June 30, 1994)*

 (10.27)**         Letter Agreement, dated November 22, 1994, between Registrant and Patricia Hennessey (Form 10-K for fiscal year ended
                   December 31, 1994)*

 (10.28) Series B Preferred Stock Purchase Agreement, dated as of June 23, 1995, between the Registrant and Hewlett-Packard Company
                  (Form 8-K, dated July 10, 1995 and amended on September 11,
                   1995)*

 * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Exhibit No.            Description
-----------            -----------

(10.29) Registration Rights Agreement between the Registrant and Hewlett-Packard Company (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

(10.30) License Agreement between the Registrant and Hewlett-Packard Company (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

(10.31) Distribution Agreement between the Registrant and Hewlett-Packard Company (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

(10.33) Amendment, dated March 28, 1995 to Lease Agreement dated December 23, 1991, between William S. Burnside (Canada) Limited, "In Trust" and the Registrant (Form 10-Q for quarter ended March 31, 1996)*

(10.34)**          Letter Agreement, dated June 6, 1996 between the Registrant and Roger J. Mason (Form 10-Q for quarter ended June 30,
                   1996)*

(10.35)            Form of Officer Indemnification Agreement

(10.36)            Form of Director Indemnification Agreement

(10.37) Amendment, dated November 20, 1996 to Lease Agreement dated May 27, 1993, between Linpro Princeton O.R. Offices II L.P. and the Registrant.

(21) Subsidiaries of the Registrant (Form S-1 Registration Statement, File No. 33-44800)*

(23)               Consent of Coopers & Lybrand, L.L.P., Independent Accountants

(24) Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report.

(27)               Financial Data Schedule


 * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                               i-STAT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Description                                                                                                   Page
-----------                                                                                                   ----

Report of Independent Accountants............................................................................  23

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996...................................................................................  24

Consolidated Balance Sheets as of December 31, 1996 and 1995.................................................  25

Consolidated Statements of Changes in Stockholders' Equity
   for each of the three years in the period ended December 31, 1996.........................................  26

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.....................................................................  27

Notes to Consolidated Financial Statements...................................................................  28

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of i-STAT Corporation:

           We have audited the accompanying consolidated balance sheets of i-STAT Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of i-STAT Corporation and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






                                                        Coopers & Lybrand L.L.P.





Princeton, New Jersey
January 28, 1997
                               i-STAT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                   For the Years Ended December 31,
                                                            ----------------------------------------------
                                                            1996                 1995                  1994
                                                            ----                 ----                  ----

Net sales............................................     $   30,330             $  20,102          $   10,695
Cost of sales........................................         26,291                22,013              14,803
                                                          ----------            ----------          ----------
   Gross profit (loss)...............................          4,039                (1,911)             (4,108)
Operating expenses:
   Research and development..........................          5,780                 5,664               8,333
   General and administrative........................          5,778                 4,937               4,004
   Sales and marketing...............................         11,991                11,506               8,484
                                                          ----------            ----------          ----------
      Total operating expenses.......................         23,549                22,107              20,821
                                                          ----------            ----------          ----------
         Operating loss..............................        (19,510)              (24,018)            (24,929)

Other income (expense):
   Investment income ................................          2,105                 1,421               1,248
   Other ............................................            (51)                 (411)                  1
                                                          ----------            ----------          ----------
      Other income (expense), net....................          2,054                 1,010               1,249
                                                          ----------            ----------          ----------
Net loss ............................................       ($17,456)             ($23,008)           ($23,680)
                                                          ==========            ==========          ==========
Net loss per share...................................         ($1.31)               ($1.90)             ($2.16)
                                                          ==========            ==========          ==========
Shares used in computing net loss per share..........     13,321,603            12,122,089          10,974,467
                                                          ==========            ==========          ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION

                           CONSOLIDATED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                       December 31,
                                                                                 -------------------------
                                                                                   1996            1995
                                                                                 ---------       ---------
Assets
Current assets:
   Cash and cash equivalents ..............................................      $  28,417       $  47,494
   Short-term investments (Note 1) ........................................             --           2,025
   Accounts receivable, net of reserve for doubtful accounts of $195
      in 1996 and $110 in 1995 ............................................          4,948           4,053
   Inventories (Note 2) ...................................................          7,788           9,003
   Prepaid expenses and other current assets ..............................            955             688
                                                                                 ---------       ---------
      Total current assets ................................................         42,108          63,263
Plant and equipment, net (Note 3) .........................................         11,534           9,163
Intangible assets, net (Note 4) ...........................................          1,166             928
Other assets ..............................................................            557             696
                                                                                 ---------       ---------
      Total assets ........................................................      $  55,365       $  74,050
                                                                                 =========       =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .......................................................      $   1,537       $   1,554
   Accrued expenses (Note 5) ..............................................          3,754           2,527
   Deferred revenue, current (Note 9) .....................................          3,240           3,240
                                                                                 ---------       ---------
      Total current liabilities ...........................................          8,531           7,321
Deferred revenue, non-current (Note 9) ....................................             --           3,135
                                                                                 ---------       ---------
      Total liabilities ...................................................          8,531          10,456
                                                                                 ---------       ---------
Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $.10 par value, shares authorized 7,000,000:
      Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued at December 31, 1996
         and December 31, 1995 ............................................             --              --
      Series B Preferred Stock, $.10 par value, 2,138,702 shares authorized
         and issued at December 31, 1996 and December 31, 1995 ............            214             214
   Common Stock, $.15 par value, shares authorized 25,000,000;
      shares issued 11,215,214 at December 31, 1996
      and 11,123,698 at December 31, 1995 .................................          1,682           1,669
   Treasury Stock .........................................................             --            (691)
   Additional paid-in capital .............................................        186,434         188,698
   Unearned compensation ..................................................            (19)         (2,354)
   Foreign currency translation adjustment ................................           (177)            (98)
   Accumulated deficit ....................................................       (141,300)       (123,844)
                                                                                 ---------       ---------
      Total stockholders' equity ..........................................         46,834          63,594
                                                                                 ---------       ---------
      Total liabilities and stockholders' equity ..........................      $  55,365       $  74,050
                                                                                 =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                        Preferred Stock                      Common Stock
                                                 -----------------------------       -----------------------------
                                                                                                                        Additional
                                                   Number              Par             Number              Par           Paid-in
                                                  of shares           Value           of Shares           Value          Capital
                                                 -----------       -----------       -----------       -----------     -----------
   Balance, December 31, 1993 .............               --       $        --        10,930,668       $     1,640     $   125,231
Shares issued at $.525 to $12.375 per share
   under  the 1985 Stock Option Plan and
exercise of warrants (Note 8) .............                                               61,565                 9            453
Restricted Stock issued at $14.22 .........                                               29,450                 4            414
Compensation related to options issued,
   net of forfeitures .....................                                                                                   311
Net unrealized investment loss ............
Amortization of unearned compensation
   related to options issued ..............
Purchase and retirement of Treasury Stock .                                              (14,398)               (2)           (232)
Translation adjustment ....................
Net loss for the year .....................
                                                 -----------       -----------       -----------       -----------     -----------
   Balance, December 31, 1994 .............               --                --        11,007,285             1,651         126,177

Shares issued at $1.50 to $14.85 per share
   under the 1985 Stock Option Plan
 (Note 8) .................................                                              114,913                18             573
Restricted Stock issued at $23.13 .........                                                1,500                                34
Compensation related to options
   issued net of forfeitures ..............                                                                                  2,916
Shares (Series B Preferred Stock) issued
   to Hewlett-Packard Company at
   $28.50 per share .......................        2,138,702               214                                              58,998
Net unrealized investment gain ............
Amortization of unearned compensation
   related to options issued ..............
Purchase of Treasury Stock during year ....
Translation adjustment ....................
Net loss for the year .....................
                                                 -----------       -----------       -----------       -----------     -----------
   Balance, December 31, 1995 .............        2,138,702               214        11,123,698             1,669         188,698

Shares issued at $1.50 to $23.125 per share
   under the 1985 Stock Option Plan
   (Note 8) ...............................                                              111,347                16             706
Compensation related to options
   issued net of forfeitures ..............                                                                                 (2,216)
Amortization of unearned compensation
   related to options issued ..............
Purchase of Treasury Stock during year ....
Retirement of Treasury Stock during year ..                                              (19,831)               (3)           (754)
Translation adjustment ....................
Net loss for the year .....................
                                                 -----------       -----------       -----------       -----------     -----------
   Balance, December 31, 1996 .............        2,138,702       $       214        11,215,214       $     1,682     $   186,434
                                                 ===========       ===========       ===========       ===========     ===========






                                                                   Unearned
                                                 Treasury           Compen-                           Accumulated
                                                   Stock            sation             Other            Deficit
                                                -----------       -----------       -----------       -----------
   Balance, December 31, 1993 .............     $        --       ($      135)      ($       63)      ($   77,156)
Shares issued at $.525 to $12.375 per share
   under  the 1985 Stock Option Plan and
exercise of warrants (Note 8) .............
Restricted Stock issued at $14.22 .........                              (209)
Compensation related to options issued,
   net of forfeitures .....................                              (311)
Net unrealized investment loss ............                                                (625)
Amortization of unearned compensation
   related to options issued ..............                               381
Purchase and retirement of Treasury Stock .
Translation adjustment ....................                                                  63
Net loss for the year .....................                                                               (23,680)
                                                -----------       -----------       -----------       -----------
   Balance, December 31, 1994 .............              --              (274)             (625)         (100,836)

Shares issued at $1.50 to $14.85 per share
   under the 1985 Stock Option Plan
 (Note 8) .................................
Restricted Stock issued at $23.13 .........                               (17)
Compensation related to options
   issued net of forfeitures ..............                            (2,916)
Shares (Series B Preferred Stock) issued
   to Hewlett-Packard Company at
   $28.50 per share .......................
Net unrealized investment gain ............                                                 625
Amortization of unearned compensation
   related to options issued ..............                               853
Purchase of Treasury Stock during year ....            (691)
Translation adjustment ....................                                                 (98)
Net loss for the year .....................                                                               (23,008)
                                                -----------       -----------       -----------       -----------
   Balance, December 31, 1995 .............            (691)           (2,354)              (98)         (123,844)

Shares issued at $1.50 to $23.125 per share
   under the 1985 Stock Option Plan
   (Note 8) ...............................
Compensation related to options
   issued net of forfeitures ..............                             2,216
Amortization of unearned compensation
   related to options issued ..............                               119
Purchase of Treasury Stock during year ....             (66)
Retirement of Treasury Stock during year ..             757
Translation adjustment ....................                                                 (79)
Net loss for the year .....................                                                               (17,456)
                                                -----------       -----------       -----------       -----------
   Balance, December 31, 1996 .............     $        --       ($       19)      ($      177)      ($  141,300)
                                                ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements
                               i-STAT CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)


                                                                                       For the Years Ended December 31,
                                                                                   --------------------------------------
                                                                                     1996           1995           1994
                                                                                   --------       --------       --------
Cash flows from operating activities:
   Net loss .................................................................      ($17,456)      ($23,008)      ($23,680)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................         2,888          2,381          2,013
      Accounts receivable provision .........................................            85             85             --
      Write-off of patents ..................................................            --             90             --
      Gains on disposal of equipment ........................................            (8)            --             (3)
      Deferred revenue ......................................................        (3,136)        (1,374)          (503)
      Expense related to restricted stock, options and warrants .............           119            853            591
Change in assets and liabilities:
   Accounts receivable ......................................................          (980)          (655)        (2,406)
   Inventories ..............................................................         1,215         (4,292)        (1,777)
   Prepaid expenses and other current assets ................................          (224)          (254)          (129)
   Accounts payable .........................................................           (17)        (1,429)         1,056
   Accrued expenses .........................................................         1,227            174            908
   Restricted cash, letter of credit ........................................            96            118            (22)
                                                                                   --------       --------       --------
      Net cash used in operating activities .................................       (16,191)       (27,311)       (23,952)
                                                                                   --------       --------       --------
Cash flows from investing activities:
   Purchases of investments .................................................            --        (10,032)       (17,597)
   Sales of investments .....................................................         2,025         25,532         42,833
   Purchase of equipment ....................................................        (5,196)        (4,218)        (2,924)
   Cost of intangible assets ................................................          (311)          (227)          (105)
   Proceeds from sale of equipment ..........................................            19             --              3
                                                                                   --------       --------       --------
      Net cash used in investing activities .................................        (3,463)        11,055         22,210
                                                                                   --------       --------       --------
Cash flows from financing activities:
   Proceeds from sale of development, distribution and manufacturing rights .            --             --          1,900
   Proceeds from sale of Common Stock .......................................           656            608            228
   Proceeds from sale of Preferred Stock ....................................            --         59,212             --
   Purchase of Treasury Stock ...............................................            --           (691)            --
                                                                                   --------       --------       --------
      Net cash provided by financing activities .............................           656         59,129          2,128
                                                                                   --------       --------       --------
Effect of currency exchange rate changes on cash ............................           (79)           (98)            63
                                                                                   --------       --------       --------
   Net increase (decrease) in cash and cash equivalents .....................       (19,077)        42,775            449
   Cash and cash equivalents at beginning of year ...........................        47,494          4,719          4,270
                                                                                   --------       --------       --------
   Cash and cash equivalents at end of year .................................      $ 28,417       $ 47,494       $  4,719
                                                                                   ========       ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes ...............................................            --             --             --
                                                                                   ========       ========       ========
   Cash paid for interest ...................................................            --       $      1       $      1
                                                                                   ========       ========       ========
Supplemental disclosures of cash flow information and non cash investing and financing activities:
   Equipment purchases included in accounts payable at year end .............      $    136       $    361             --
                                                                                   ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements
                               i-STAT CORPORATION

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation and Nature of Operations

         The accompanying consolidated financial statements include the accounts of i-STAT Corporation and i-STAT Canada Limited, collectively known as i-STAT or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company's products currently are marketed through the Company's direct sales force principally to hospitals in the United States and Canada and through marketing partners in other countries.

         The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause results to vary significantly from reporting period to reporting period. These risks include, but are not limited to, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property and dependence upon strategic corporate partners for assistance in development of new markets.


Cash, Cash Equivalents and Short-Term Investments

         Cash and cash equivalents include investments with original maturities of three months or less. Short-term investments include investments which have a maturity of greater than three months and which are intended to be sold within one year. The Company implemented the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) in 1994.

         The January 1, 1994 balance of stockholders' equity was reduced by $233,000 to reflect the net unrealized losses on securities, all of which had been classified as available for sale, that were previously carried at the lower of cost or market. Realized gains and losses are calculated on the specific identification method. Gross unrealized losses were $0, $175,000 and $234,000 for 1996, 1995 and 1994, respectively.


Foreign Currency Translation/Transactions

         Generally Consolidated Balance Sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustments have been included in the foreign currency translation adjustment as a separate component of Consolidated Stockholders' Equity. Amounts related to transactions in the Consolidated Statements of Operations have been translated using the average exchange rates in effect each year and transaction gains and losses which are not material have been included therein.


Inventories

         Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis.

Plant and Equipment

         Plant and equipment are stated at cost and are depreciated on a straight-line basis over their useful lives which are estimated to be three to seven years. Leasehold improvements are amortized over five years or the term of the lease, whichever is less. The cost of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations as incurred. When depreciable assets are retired or sold the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

                               i-STAT CORPORATION

Patents, Licenses and Trademarks

         Costs to obtain and maintain and defend patents, licenses and trademarks are capitalized and amortized on a straight-line basis over their estimated useful lives or a period of 17 years, whichever is shorter. The Company reviews these items on a regular basis for realization.


Unearned Compensation

         Unearned compensation related to stock options and awards is amortized over the period during which the options become exercisable or awards are earned.


Deferred Revenue

         The Company recognized deferred revenue ratably during 1995 and 1994 as cartridges were shipped to its Japanese distributors based on the forecast of total cartridges to be shipped during the contract period. Effective January 1, 1996, the Company began recognizing deferred revenue on a straight-line basis through December 31, 1997, when the period of exclusivity under the Company's agreements with its Japanese marketing partners comes up for review.


Income Taxes

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires an asset and liability approach for financial accounting and reporting of income taxes. In addition, deferred income taxes are adjusted for changes in income tax rates.


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


Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


Concentration of Credit Risk

         The Company's significant concentrations of credit risk are with its cash, short-term investments and accounts receivable. Substantially all the Company's cash and cash equivalents at December 31, 1996 were invested in the securities of a single U.S. Government Agency. Accounts receivable are generally with major hospitals. The Company provides credit to its customers on an unsecured basis after evaluating their credit status.


Reclassification

         Certain reclassifications have been made to 1995 amounts to conform them to the 1996 presentation.

                               i-STAT CORPORATION

2.         INVENTORIES

Inventories consist of the following:

                                                             December 31,
                                                      --------------------------
                                                       1996                1995
                                                      ------              ------
                                                       (In thousands of dollars)
Raw materials ..........................              $2,477              $3,113
Work in process ........................               1,596               1,146
Finished goods .........................               3,715               4,744
                                                      ------              ------
                                                      $7,788              $9,003
                                                      ======              ======


3.         PLANT AND EQUIPMENT

Plant and equipment, net, consists of the following:

                                                              December 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
                                                       (In thousands of dollars)
Manufacturing equipment ..........................      $ 20,344       $ 15,895
Furniture and fixtures ...........................           762            641
Leasehold improvements ...........................         2,992          2,385
                                                        --------       --------
                                                          24,098         18,921
Less accumulated depreciation and amortization ...       (12,564)        (9,758)
                                                        --------       --------
                                                        $ 11,534       $  9,163
                                                        ========       ========

4.         INTANGIBLE ASSETS

Intangible assets, net consist of the following:

                                                             December 31,
                                                      -------------------------
                                                       1996               1995
                                                      -------           -------
                                                      (In thousands of dollars)
Patents, licenses and trademarks ...........          $ 1,440           $ 1,129
Less accumulated amortization ..............             (274)             (201)
                                                      -------           -------
                                                      $ 1,166           $   928
                                                      =======           =======


         Amortization expense was approximately $73,000, $38,000 and $46,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


5.         ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                               December 31,
                                                        ------------------------
                                                         1996              1995
                                                        ------            ------
                                                        (In thousands of dollars)
Payroll and withholding taxes ..............            $  695            $  695
Professional fees ..........................               398               394
Accrued commissions ........................               280               365
Rent .......................................               128               201
Other ......................................             2,253               872
                                                        ------            ------
   Total accrued expenses ..................            $3,754            $2,527
                                                        ======            ======

                               i-STAT CORPORATION

6.       LEASING TRANSACTIONS

         The Company's lease for its manufacturing facility in Ontario, Canada expires in February 1999 and is subject, at the Company's option, to one five-year option to renew. Rent expense was approximately $335,000, $254,000 and $296,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Company's lease for its administrative, marketing and selected research and development facility in Princeton, New Jersey, expires in September, 1998 and is subject, at the Company's option, to two five-year options to renew. Rent expense for this facility was approximately $484,000, $483,000 and $479,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         The Company's lease for its assembly facility in Plainsboro, New Jersey expires in February 1999 and is subject, at the Company's option, to one five-year option to renew. At December 31, 1996 other assets include $473,000 in restricted cash which acts as collateral for the leasehold improvements made in the facility. Rent expense for this facility was approximately $357,000, $359,000 and $308,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In November, 1996 the Company entered into a lease for additional space in the assembly facility in Plainsboro, New Jersey. Rental payments on this additional space will begin in 1997.


As of December 31, 1996, future minimum lease payments, are as follows:

Year Ending December 31,:                                               Operating
                                                                         Leases
                                                                 (In thousands of dollars)
1997..................................................................   $ 1,109
1998..................................................................     1,011
1999..................................................................       117
2000..................................................................         0
2001..................................................................         0
2002..................................................................         0
                                                                         -------
Total minimum lease payments..........................................   $ 2,237
                                                                         =======


7.       PREFERRED STOCK

         The Company has authorized 7,000,000 shares of preferred stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors. In June, 1995 the Board designated 1,500,000 shares as Series A Junior Participating Preferred Stock that may be issued in the future in connection with certain shareholder protection measures. Also in June, 1995 the Board designated 2,138,702 shares as Series B Preferred Stock (the "Series B Stock"). The Series B Stock is convertible into Common Stock on a 1:1 basis, subject to certain potential adjustments and has substantially the same characteristics as the Common Stock. The Series B Stock was issued to Hewlett-Packard Company ("HP") at $28.50 per share in July, 1995 for net proceeds of approximately $59.2 million.

                               i-STAT CORPORATION

8.       STOCK OPTIONS

         As incentives to Company personnel and others, the Board of Directors from time to time grants options to purchase shares of the Company's Common Stock. All options are granted under the 1985 Stock Option Plan ("the Plan"). The maximum number of issuable shares of Common Stock is 3,000,000 of which 1,130,230 are available for grant at December 31, 1996. Options under the Plan can be issued until November 26, 2005. The option price generally is based upon the fair market value of the Company's Common Stock at the time of the grant. All outstanding options become exercisable over a two to five-year period from the date of grant. Unexercised options expire five to ten years from the date of grant or three months following termination of the optionee's employment, whichever occurs first.

         During 1995, the Company implemented a Strategic Milestone Stock Award Program in which employees (including most executive officers) were eligible to participate. Under this program, options were granted under the Company's 1985 Stock Option Plan to purchase up to 764,387 shares of Common Stock. The exercise price of the options granted was $23.125 per share, representing the fair market value of the Common Stock at the inception of the program. These options became exercisable if two pre-selected milestones were met, on the basis of approximately 50% of the underlying shares for each milestone. The options vest over two years from the attainment of the applicable milestone. During the first quarter of 1996 the Company achieved its first milestone under its Strategic Milestone Stock Award Program; the second milestone was not achieved. In connection with the achievement of the first milestone, an aggregate amount of $33,000 will be recognized as a non-cash compensation expense over a 27 month period.

The table below is a summary of stock option activity under the Plan for the years 1994, 1995, and 1996:

                                                                      Weighted      Weighted
                                                                       Average      Average
                                                          Number of    Exercise    Fair Value    Range of
                                                Options    Shares     Price per    per Option   Exercise
                                              Exercisable Outstanding   Share       Granted      Prices
                                              ----------- -----------   -----       -------      ------
Balance January 1, 1994 .................         437,372              $  4.91
Balance January 1, 1994 .................                   894,557    $  7.55                 $0.53-$18.50
Options granted .........................                   224,754    $ 13.31
Options exercised .......................                   (43,565)  ($  8.43)
Options forfeited .......................                   (43,878)  ($ 11.13)
                                                          ---------
Balance December 31, 1994 ...............         584,406              $  5.80
Balance December 31, 1994 ...............                 1,031,868    $  8.61                 $0.53-$18.50
Options granted .........................                   185,638    $ 21.17     $ 14.60
Options exercised .......................                  (112,913)  ($  5.09)
Options forfeited .......................                   (20,432)  ($  9.69)
                                                          ---------
Balance December 31, 1995 ...............         650,780              $  7.71
Balance December 31, 1995 ...............                 1,084,161    $ 11.11                $1.50-$23.125
Options granted .........................                   218,026    $ 23.74     $ 16.61
Options granted - Strategic Milestone
   Stock Award Program ..................                   764,387    $ 23.12     $ 15.70
Options exercised .......................                  (111,041)  ($  6.49)
Options forfeited .......................                   (76,734)  ($ 21.51)
Options forfeited - Strategic Milestone .
   Stock Award Program ..................                  (381,050)  ($ 23.13)
                                                          ---------
Balance December 31, 1996 ...............         746,700              $  9.79
Balance December 31, 1996 ...............                 1,497,749    $ 15.84               $10.52-$26.228
                                                          =========

                               i-STAT CORPORATION

         The weighted average remaining contractual lives of outstanding options at December 31, 1996 was approximately 5.8 years.

         The Company applies the provisions of Opinion 25 ("APB 25") and related Interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements in respect to the above plans to the extent required by APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts below:

                                                       1996              1995
                                                       ----              ----
                                             (In thousands of dollars, except per share data)
Pro forma net loss ...........................      ($22,038)        ($23,801)

Pro forma net loss per share .................      ($  1.65)        ($  1.96)


         As options vest over a varying number of years, and awards are generally made each year, the proforma impacts shown here may not be representative of future proforma expense amounts due to the annual grant of options by the Company, the impact of the Strategic Milestone Stock Award Program and the variable vesting of options. The pro forma additional compensation expense of $ 4,582,000 and $ 793,000 for 1996 and 1995, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:


                                                               1996        1995
                                                               ----        ----
Dividend yield .........................................       - 0 -       - 0 -
Expected volatility ....................................       56.44       56.44
Risk free interest rate ................................       6.40%       7.12%
Expected option lives ..................................     8 years     8 years



9.       DEVELOPMENT, DISTRIBUTION AND MANUFACTURING RIGHTS AGREEMENTS

         In August 1988, the Company entered into development, distribution and instrument manufacturing license agreements with two Japanese companies. Total sales under these agreements were $7,492,000, $2,887,000 and $984,000 for the years ended December 31, 1996, 1995 and 1994, respectively, including deferred revenue of $3,151,000, $1,374,000 and $503,000, respectively. At December 31, 1996, $3,240,000 is recorded as deferred revenue, current, and is being amortized to income on a straight-line basis through 1997. The Company also has other license and distribution agreements, including agreements with HP (see
Note 12).

                               i-STAT CORPORATION

10.      INCOME TAXES

         At December 31, 1996, the Company had a net operating loss carryforward of approximately $122,000,000 for United States Federal income tax purposes which expires in varying amounts through 2011. The Company also has unused research and development tax credits of approximately $1,100,000 for United States Federal income tax purposes which expire in varying amounts through 2011. Additionally, the Company has unused Canadian investment tax credits of approximately $2,221,000 which expire in varying amounts through 2003. The timing and manner in which the operating loss carryforwards and credits may be utilized in any year by the Company will be limited by Internal Revenue Code
Section 382.


         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax debits due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 1996 and 1995 was $3,437,000 and $11,733,000, respectively.

         Temporary differences and carryforwards which give rise to the deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                       1996              1995
                                                   Deferred Tax        Deferred Tax
                                               Assets (Liabilities) Assets (Liabilities)
                                                    (In thousands of dollars)
Net Operating Loss -- U.S. ...............          $ 41,439           $ 35,867
Net Operating Loss -- Canada .............               858              1,236
Net Operating Loss -- Province (Can) .....               846              2,286
State Taxes ..............................             7,116              6,249
Deferred Revenue .........................             1,101              2,168
Tax Credits -- U.S. ......................             1,100              1,005
Tax Credits -- Canada ....................             2,221              3,104
Intangibles ..............................              (268)              (222)
Depreciation -- U.S. .....................               104                446
Depreciation -- Canada ...................               180               (203)
Depreciation -- Province (Can) ...........               160               (187)
Other ....................................             1,145                816
                                                    --------           --------
                                                      56,002             52,565
                                                    --------           --------
Valuation Allowance -- U.S. ..............           (44,621)           (40,080)
Valuation Allowance -- Canada ............            (3,259)            (4,137)
Valuation Allowance -- Province (Can) ....            (1,006)            (2,099)
Valuation Allowance -- State .............            (7,116)            (6,249)
                                                    --------           --------
Total Deferred Taxes .....................          $     --           $     --
                                                    ========           ========


11.      SAVINGS AND INVESTMENT RETIREMENT PLAN

         i-STAT has a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code, as amended, whereby substantially all full-time employees are eligible to participate. i-STAT has not made any matching contributions to the Plan.

                               i-STAT CORPORATION

12.      RELATED PARTY TRANSACTIONS

         One director of the Company has provided consulting services to the Company. Consulting fees incurred totaled approximately $30,000 for each of the years ended December 31, 1996, 1995 and 1994.

         The Company had the following activity with HP, primarily related to license and distribution agreements.

                                                           1996              1995
                                                           ----              ----
                                                         (In thousands of dollars)
Revenues ....................................              $961              $25
Purchases ...................................              $370              $14
Receivable at year end ......................              $ 67              $ 7
Payable at year end .........................              $158               --


13.      SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

         Maintenance and repairs expense for the years ended December 31, 1996, 1995 and 1994 was approximately $723,000, $675,000 and $585,000, respectively.


14.      COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant, The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgment interest. The case currently is in the preliminary stages of discovery. The Company is contesting the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

         The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on the behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

         The Company is a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The Plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The case currently is in the preliminary stages of discovery. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

                               i-STAT CORPORATION

15.      GEOGRAPHIC SEGMENT DATA

The Company is engaged in the development, manufacturing and marketing of its proprietary blood analysis products in the health care sector.

The Company's operations are classified into the following geographic areas:

                                              Year Ended December 31,
                                              -----------------------
                                     1996              1995              1994
                                     ----              ----              ----
                                              (In thousands of dollars)
Operating Loss:
Domestic .................         ($17,631)         ($23,613)         ($24,379)
Canada ...................           (1,879)             (405)             (550)
                                   --------          --------          --------
Total ....................         ($19,510)         ($24,018)         ($24,929)
                                   ========          ========          ========

                                                  Year Ended December 31,
                                                  -----------------------
                                          1996            1995             1994
                                          ----            ----             ----
                                                (In thousands of dollars)
Identifiable Assets:
Domestic .......................         $47,173         $66,794         $33,521
Canada .........................           8,192           7,256           5,657
                                         -------         -------         -------
Total ..........................         $55,365         $74,050         $39,178
                                         =======         =======         =======

                                                  Year Ended December 31,
                                                  -----------------------
                                          1996            1995             1994
                                          ----            ----             ----
                                                 (In thousands of dollars)
Net Sales:
Domestic .......................         $20,878         $16,194         $ 9,689
Canada .........................             286             190              22
Japan ..........................           7,492           2,887             984
Other International ............           1,674             831               0
                                         -------         -------         -------
Total ..........................         $30,330         $20,102         $10,695
                                         =======         =======         =======

                               i-STAT CORPORATION

16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    1996
                                                                    ----
                                        First              Second             Third             Fourth
                                       Quarter             Quarter            Quarter           Quarter
                                       -------             -------            -------           -------
                                            (In thousands of dollars, except share and per share data)
Net sales ........................   $  6,411           $  6,740           $  7,772           $  9,407
Gross profit .....................   $    612           $    104           $  1,122           $  2,201
Net loss .........................   ($ 4,287)          ($ 5,102)          ($ 4,009)          ($ 4,058)
Net loss per share ...............   ($  0.32)          ($  0.38)          ($  0.30)          ($  0.30)
Weighted average shares used in
   computing net loss per share...     13,284,845         13,324,591         13,326,127         13,350,836

                                                                     1995
                                                                     ----
                                         First             Second              Third              Fourth
                                        Quarter            Quarter            Quarter            Quarter
                                        -------            -------            -------            -------
                                           (In thousands of dollars, except share and per share data)
Net sales ........................   $  3,359           $  5,125           $  5,591           $  6,027
Gross profit (loss) ..............   ($ 1,742)          ($   538)          ($   258)          $    627
Net loss .........................   ($ 6,531)          ($ 6,441)          ($ 4,912)          ($ 5,124)
Net loss per share ...............   ($  0.59)          ($  0.58)          ($  0.37)          ($  0.39)
Weighted average shares used in
   computing net loss per share...     11,014,771         11,041,186         13,200,238         13,232,163

         During the fourth quarter of 1995, the Company recorded compensation expense of $667,000 in connection with the Strategic Milestone Stock Award Program (see Note 8) and recorded a favorable inventory adjustment of $689,000.

         Net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year net loss per common share amounts.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE


         Our report on the consolidated financial statements of i-STAT Corporation is included in Item 14 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Annual Report on Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Princeton, New Jersey                                  Coopers & Lybrand L.L.P.
January 28, 1997

                                                                     SCHEDULE II

                               i-STAT CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS


                                           Balance at   Charged to   Charged to                Balance at
                                           Beginning    Costs and      Other                    end of
                                           of Period    Expenses     Accounts    Deductions     Period
                                           ---------    --------     --------    ----------     ------
                                                              (In thousands of dollars)
For the year ended December 31, 1996:
   Reserve for Doubtful Accounts ....      $   110      $    85           --           --      $   195
                                           =======      =======       =======     ========     =======
For the year ended December 31, 1995:
   Reserve for Doubtful Accounts ....      $    25      $    85           --           --      $   110
                                           =======      =======       =======     ========     =======
For the year ended December 31, 1994:
   Reserve for Doubtful Accounts ....      $    25           --           --           --      $    25
                                           =======      =======       =======     ========     =======
For the year ended December 31, 1996:
   Tax Valuation Reserve ............      $52,565      $ 3,437           --           --      $56,002
                                           =======      =======       =======     ========     =======
For the year ended December 31, 1995:
   Tax Valuation Reserve ............      $40,832      $11,733           --           --      $52,565
                                           =======      =======       =======     ========     =======
For the year ended December 31, 1994:
   Tax Valuation Reserve ............      $29,888      $10,944           --           --      $40,832
                                           =======      =======       =======     ========     =======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New Jersey on the 26th day of March, 1997.

                                        i-STAT CORPORATION


                                        By: /s/ William P. Moffitt
                                           -------------------------------------
                                        William P. Moffitt
                                        President and Chief Executive Officer


                               POWERS OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William P. Moffitt and Roger J. Mason, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                                             Date
---------                                -----                                             ----
/s/ William P. Moffitt                   President, Chief Executive Officer                March 26, 1997
------------------------------           and Director (Principal Executive Officer)
William P. Moffitt

/s/ Roger J. Mason                       Vice President of Finance, Treasurer              March 26, 1997
------------------------------           and Chief Financial Officer (Principal
Roger J. Mason                           Financial and Accounting Officer)

/s/ J. Robert Buchanan                   Director                                          March 26, 1997
------------------------------
J. Robert Buchanan

/s/ James A. Cyrier                      Director                                          March 26, 1997
------------------------------
James A. Cyrier

/s/ Curtis J. Crawford                   Director                                          March 26, 1997
------------------------------
Curtis J. Crawford

/s/ Richard Hodgson                      Director                                          March 26, 1997
------------------------------
Richard Hodgson

/s/ Imants R. Lauks                      Director                                          March 26, 1997
------------------------------
Imants R. Lauks

/s/ Matthias Plum, Jr.                   Director                                          March 26, 1997
------------------------------
Matthias Plum, Jr.

/s/ Lionel N. Sterling                   Director                                          March 26, 1997
------------------------------
Lionel N. Sterling

Exhibit No.           Description                           Sequential Page No.

    3.2      By-laws

    (10.35)  Form of Officer Indemnification Agreement

    (10.36)  Form of Director Indemnification Agreement

    (10.37) Amendment, dated November 20, 1996 to Lease Agreement dated May 27, 1993, between Linpro Princeton O.R. Offices II L.P. and the Registrant.

    23       Consent of Coopers & Lybrand, L.L.P., Independent
             Accountants

    24 Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this report.

    27       Financial Data Schedule