Form 10-Q
period 1997-03-31
I STAT CORPORATION /DE/
filed 1997-05-08
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                         Commission File Number 0-19841

                               i-STAT CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                     22-2542664
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                               Identification No.)

303 College Road East, Princeton, New Jersey                 08540
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


                  Yes [X]                                   No [ ]



           The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class                                                             April 30, 1997
-----                                                             --------------

Common Stock, $ .15 par value                                     11,281,766
                               i-STAT CORPORATION



                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                          NUMBER
                                                                          ------

PART I     FINANCIAL INFORMATION

           ITEM 1 - Financial Statements

           Consolidated Condensed Statements of Operations for the three
              months ended March 31, 1997 and 1996.........................    3

           Consolidated Condensed Balance Sheets
              as of March 31, 1997 and December 31, 1996...................    4

           Consolidated Condensed Statements of Cash Flows for the three
              months ended March 31, 1997 and 1996.........................    5

           Notes to Consolidated Condensed Financial Statements............  6-7

           ITEM 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................... 8-10


PART II    OTHER INFORMATION

           ITEM 1 - Legal Proceedings .....................................   11

           ITEM 6 - Exhibits and Reports on Form 8-K ......................   12


SIGNATURES ................................................................   13
                               i-STAT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)

                                                      Three Months Ended
                                                            March 31,
                                              ---------------------------------
                                                  1997                 1996
                                              ------------         ------------
Net sales ............................        $      7,806         $      6,411

Cost of sales ........................               6,333                5,799
                                              ------------         ------------
              Gross profit ...........               1,473                  612
                                              ------------         ------------
Operating expenses:

     Research and development ........               1,619                1,320

     General and administrative ......               1,457                1,102

     Sales and marketing .............               2,732                3,077
                                              ------------         ------------
         Total operating expenses ....               5,808                5,499
                                              ------------         ------------
              Operating loss .........              (4,335)              (4,887)
                                              ------------         ------------
Other income (expense), net ..........                 342                  600
                                              ------------         ------------
Net loss .............................        ($     3,993)        ($     4,287)
                                              ============         ============

Net loss per share ...................        ($      0.30)        ($      0.32)
                                              ============         ============

Shares used in computing
     net loss per share ..............          13,362,138           13,284,845
                                              ============         ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                                                March 31,       December 31,
                                                                                  1997              1996
                                                                               ----------       ------------
         ASSETS
Current assets:
     Cash and cash equivalents ........................................        $  23,801         $  28,417
     Accounts receivable, net .........................................            3,485             4,948
     Inventories ......................................................            9,283             7,788
     Prepaid expenses and other current assets ........................              836               955
                                                                               ----------       ------------
         Total current assets .........................................           37,405            42,108
Plant and equipment, net of accumulated depreciation of
     $13,426 and $12,564 ..............................................           12,021            11,534
Other assets ..........................................................            1,567             1,723
                                                                               ----------       ------------
         Total assets .................................................        $  50,993         $  55,365
                                                                               ==========       ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................        $   1,965         $   1,537
     Accrued expenses .................................................            3,643             3,754
     Deferred revenue, current ........................................            2,464             3,240
                                                                               ----------       ------------
         Total current liabilities ....................................            8,072             8,531
Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued .....................               --                --
         Series B Preferred Stock, $.10 par value,
         2,138,702 shares authorized and issued .......................              214               214
     Common Stock, $.15 par value, shares authorized 25,000,000; shares issued 11,225,920 at March 31, 1997 and 11,215,214 at
         December 31, 1996 ............................................            1,684             1,682
     Additional paid-in capital .......................................          186,534           186,434
     Other, net .......................................................             (218)             (196)
     Accumulated deficit ..............................................         (145,293)         (141,300)
                                                                               ----------       ------------
         Total stockholders' equity ...................................           42,921            46,834
                                                                               ----------       ------------
         Total liabilities and stockholders' equity ...................        $  50,993         $  55,365
                                                                               ==========       ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                            1997             1996
                                                                          --------         --------
Cash flows from operating activities:
   Net loss ......................................................        ($ 3,993)        ($ 4,287)
   Adjustments to reconcile net loss to net cash used in operating
      activities .................................................             107               (6)
   Change in assets and liabilities ..............................             574              320
                                                                          --------         --------
      Net cash used in operating activities ......................          (3,312)          (3,973)
                                                                          --------         --------
Cash flows from investing activities:
   Sale of investments ...........................................              --            2,025
   Purchase of equipment .........................................          (1,349)          (1,197)
   Other .........................................................             (29)             (36)
                                                                          --------         --------
      Net cash provided by (used in) investing activities ........          (1,378)             792
                                                                          --------         --------
Cash flows from financing activities:
   Proceeds from sale of Common Stock ............................             102              257
                                                                          --------         --------
      Net cash provided by financing activities ..................             102              257
                                                                          --------         --------

Effect of currency exchange rate changes on cash .................             (28)             (74)
                                                                          --------         --------
Net decrease in cash and cash equivalents ........................          (4,616)          (2,998)
Cash and cash equivalents at beginning of period .................          28,417           47,494
                                                                          --------         --------
Cash and cash equivalents at end of period .......................        $ 23,801         $ 44,496
                                                                          ========         ========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.         BASIS OF PRESENTATION

           The information presented as of March 31, 1997 and 1996, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.


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

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share" which specifies computation and disclosure requirements for earnings per share and is effective for financial statements issued after December 15, 1997. The Company does not anticipate that there will be a financial impact from the implementation of this standard when adopted.


3.         INVENTORIES

           Inventories consist of the following:

                                        March 31, 1997         December 31, 1996
                                        --------------         -----------------
                                               (In thousands of dollars)

           Raw materials                    $3,039                $2,477
           Work in process                   1,936                 1,596
           Finished goods                    4,308                 3,715
                                            ------                ------
                                            $9,283                $7,788
                                            ======                ======

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

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

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


GENERAL

           The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide healthcare professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company markets and distributes its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners and in South America through selected distribution channels. In February 1996, the Hewlett Packard Company ("HP") began marketing and distributing the Company's products in Europe through distribution arrangements with the Company. In April 1996, the Company and HP entered into a marketing agreement pursuant to which HP and the Company have begun to jointly market the Company's products into the critical care departments of hospitals in the United States which meet certain criteria. The Company is actively planning market introduction into other foreign markets, including but not limited to, through its arrangements with HP.

           The Company's revenues are affected principally by the number of hospitals using the i-STAT System and the rate at which i-STAT's disposable cartridges are used by these hospitals. This, in turn, is highly dependent upon the willingness of hospitals to adapt their traditional blood diagnostic testing approaches to the point-of-care system advocated by the Company. During 1996 the Company began to focus its marketing efforts primarily on potential large scale adopters of the i-STAT System. Such high volume customers tend to require a longer sales cycle because the objective is to have these customers re-engineer or replace their "stat" lab departments with the i-STAT System rather than use the i-STAT System as a supplement to their existing arrangements. To further this strategy, the Company has recently expanded its policy of offering substantial price discounts to high volume users. The Company believes that this strategy will accelerate the rate of market penetration for its products and thus have a beneficial long-term effect upon revenue growth. However, the near-term rate of growth in sales revenue and gross margin will be adversely impacted by both the longer sales cycle and the lower cartridge prices that such high volume customers may receive.

           The first beneficiaries of the Company's recent expanded pricing strategy will be existing customers who already exceed the new volume discount thresholds. These customers represented approximately 22.6% of 1996 worldwide cartridge sales volume. It is possible that this percentage will rapidly increase because there are other existing customers which will qualify for the lower pricing by making incremental volume purchase commitments. These volume discounts only will be provided to customers who commit to purchase 30,000 or more cartridges per year, with the highest discounts going to purchasers of 80,000 or more cartridges per year. The Company believes that the gross margin impact of lowering the selling price for high volume customers can be more than offset by lower manufacturing costs per cartridge produced as a result of the incremental cartridge sales volume generated by the expanded pricing strategy. However, the benefits from any such incremental sales volume will not be immediately realizable because of the long sales and implementation cycle involved.

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

           This management's discussion and analysis of financial condition and results of operation contains both historical financial information and forward looking statements. The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property, dependence upon strategic corporate partners for assistance in development of new markets and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                               i-STAT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

RESULTS OF OPERATIONS


           THREE MONTHS ENDED MARCH 31, 1997

           The Company generated revenues of approximately $7.8 million and $6.4 million for the three months ended March 31, 1997 and 1996, respectively, including international revenues (as a percentage of total revenues) of $2.3 million (28.9%) and $2.5 million (38.6%), respectively. Sales to the Company's Japanese marketing partners represented approximately 21.8% and 30.6% of the Company's worldwide sales for the three months ended March 31, 1997 and 1996, respectively (including deferred Japanese revenue of approximately $0.8 million in each period).

           The $1.4 million (21.8%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 52.3% to 943,975 units in the three months ended March 31, 1997, from 619,725 units in the three months ended March 31, 1996. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.78 to $5.64 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers that receive lower cartridge list prices. The increase in cartridge revenues was partially offset by a decrease in analyzer revenues.Worldwide analyzer sales in the first quarter of 1997 decreased (27.3%) to 437 units from 601 units for the three months ended March 31, 1996. All of the decrease in analyzer sales volume occurred in international markets; analyzer sales volume in the U.S. increased. The higher international analyzer sales volumes in the first quarter of 1996 primarily reflect the introduction of the Company's new arterial blood gas cartridges in Japan and initial stocking and demonstration orders from HP as it commenced the start-up of European operations. The decrease in analyzer sales volume was partially offset by higher worldwide average selling prices per analyzer in the three months ended March 31, 1997.

           The Company experienced a gross profit of $1.5 million in the quarter ended March 31, 1997 compared with a gross profit of $0.6 million in the quarter ended March 31, 1996. The improvement in gross margin was primarily due to increased shipment volume of the Company's cartridges. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The improvement in gross margin also reflects improvements in factory yields and productivity.

           The Company incurred research and development costs (as a percentage of sales) of approximately $1.6 million (20.7%) and $1.3 million (20.6%) for the three months ended March 31, 1997 and 1996, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for the measurement of creatinine, ionized magnesium and coagulation, which are scheduled to move into the production phase over the next ten to sixteen months. The Company also is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Consequently, research and development expenditures are expected to increase significantly during 1997 - 1999. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives, the availability of capital to fund new product development and the success of its development programs.

                               i-STAT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

           The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.5 million (18.7%) and $1.1 million (17.2%) for the three months ended March 31, 1997 and 1996, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The increase primarily reflects the Company's increased need for management personnel and other services to support its continuing growth.

           The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $2.7 million (35.0%) and $3.1 million (48.0%) for the three months ended March 31, 1997 and 1996, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies and other sales and marketing costs.

           The decrease in other income (expense), net, to $0.3 million for the three months ended March 31, 1997, from $0.6 million for the three months ended March 31, 1996, primarily reflects lower interest income earned on lower cash and cash equivalents balances in 1997. Interest income is expected to continue to decline in the near future as cash and cash equivalent balances decline.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1997, the Company had cash and cash equivalents of approximately $23.8 million, a decline of $4.6 million from the December 31, 1996 balance of approximately $28.4 million, primarily reflecting approximately $3.3 million of cash used in operating activities and equipment purchases of approximately $1.3 million during the three months ended March 31, 1997. Working capital declined by approximately $4.2 million from $33.5 million to $29.3 million during the same period, primarily reflecting the decline in cash and cash equivalents. The Company expects its existing funds to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company's liquidity and capital requirements depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions. In order to enable the Company to pursue its strategic objectives which will require, among other things, additional investment in research and development and continued investment in commercialization programs, the Company expects to add to its working capital position during 1997 by raising additional funding from the sale of debt and/or equity securities or through licensing or joint venture arrangements. The nature, scope, terms and timing of any such financing or other arrangements will depend upon various factors, including the condition of the capital markets, and there can be no assurance that the Company will be successful in adding to its working capital or will be able to do so upon favorable terms.

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

           (a)    Exhibits

                  3.1 Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

                  3.2      By-Laws (Form 10-K for fiscal year ended December 31,
                           1996)*

                  3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

                  3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

                  4.1 Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

                  27       Financial Data Schedule



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

DATE:      May 8, 1997



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



                                         BY:   /s/William P. Moffitt
                                               ---------------------
                                               William P. Moffitt
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


                                         BY:   /s/Roger J. Mason
                                               ---------------------
                                               Roger J. Mason
                                               Vice President of Finance,
                                               Treasurer and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                                Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.            Description
--------         -----------

27               Financial Data Schedule