Form 10-Q
period 1997-06-30
I STAT CORPORATION /DE/
filed 1997-08-06
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                         Commission File Number 0-19841

                               i-STAT CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                            22-2542664
       (State or other jurisdiction of                     (I.R.S. employer
       incorporation or organization)                      Identification No.)

       303 College Road East, Princeton, New Jersey        08540
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



       Yes   [X]                                           No   [ ]



The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

       Class                                               July 31, 1997

       Common Stock, $.15 par value                        13,133,900
                               i-STAT CORPORATION



                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                NUMBER

PART I  FINANCIAL INFORMATION

        ITEM 1 - Financial Statements

        Consolidated Condensed Statements of Operations for the three
           months and six months ended June 30, 1997 and 1996 ............         3

        Consolidated Condensed Balance Sheets
           as of June 30, 1997 and December 31, 1996 .....................         4

        Consolidated Condensed Statements of Cash Flows for the six months
           ended June 30, 1997 and 1996 ..................................         5

        Notes to Consolidated Condensed Financial Statements .............        6-7

        ITEM 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .....................        8-11


PART II OTHER INFORMATION

        ITEM 1 - Legal Proceedings .......................................        12

        ITEM 4 - Submission of Matters to a Vote of Security Holders .....        13

        ITEM 6 - Exhibits and Reports on Form 8-K ........................        14


SIGNATURES ...............................................................        15

                               i-STAT CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)





                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                              ---------------------------------         ----------------------------------
                                                  1997                 1996                 1997                 1996
                                                  ----                 ----                 ----                 ----

Net sales ............................        $      9,146         $      6,740         $     16,952         $     13,151

Cost of sales ........................               7,258                6,636               13,591               12,435
                                              ------------         ------------         ------------         ------------

                  Gross profit .......               1,888                  104                3,361                  716
                                              ------------         ------------         ------------         ------------

 Operating expenses:

         Research and development ....               1,808                1,364                3,427                2,684

         General and administrative ..               1,521                1,559                2,978                2,661

         Sales and marketing .........               3,337                2,838                6,069                5,915
                                              ------------         ------------         ------------         ------------

              Total operating expenses               6,666                5,761               12,474               11,260
                                              ------------         ------------         ------------         ------------

                  Operating loss .....              (4,778)              (5,657)              (9,113)             (10,544)
                                              ------------         ------------         ------------         ------------

Other income (expense), net ..........                 293                  555                  635                1,155
                                              ------------         ------------         ------------         ------------

Net loss .............................        $     (4,485)        $     (5,102)        $     (8,478)        $     (9,389)
                                              ============         ============         ============         ============

Net loss per share ...................        $      (0.32)        $      (0.38)        $      (0.62)        $      (0.71)
                                              ============         ============         ============         ============

Shares used in computing
     net loss per share ..............          14,032,398           13,324,591           13,700,335           13,304,716
                                              ============         ============         ============         ============



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                                                June 30,        December 31,
                                                                                  1997              1996
                                                                               ---------        ------------
         ASSETS
Current assets:
     Cash and cash equivalents ........................................        $  17,492         $  28,417
     Short-term investments ...........................................           22,971                --
     Accounts receivable, net .........................................            4,464             4,948
     Inventories ......................................................            9,176             7,788
     Prepaid expenses and other current assets ........................              573               955
                                                                               ---------         ---------
         Total current assets .........................................           54,676            42,108
Plant and equipment, net of accumulated depreciation of
     $14,295 and $12,564 ..............................................           11,759            11,534
Other assets ..........................................................            1,601             1,723
                                                                               ---------         ---------
         Total assets .................................................        $  68,036         $  55,365
                                                                               =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................        $   1,544         $   1,537
     Accrued expenses .................................................            3,217             3,754
     Deferred revenue, current ........................................            1,699             3,240
                                                                               ---------         ---------
         Total current liabilities ....................................            6,460             8,531
                                                                               ---------         ---------
Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued .....................               --                --
         Series B Preferred Stock, $.10 par value,
         2,138,702 shares authorized and issued .......................              214               214
     Common Stock, $.15 par value, shares authorized 25,000,000;
         shares issued 13,133,900 at June 30, 1997 and 11,215,214 at
         December 31, 1996 ............................................            1,970             1,682
     Additional paid-in capital .......................................          209,391           186,434
     Other, net .......................................................             (221)             (196)
     Accumulated deficit ..............................................         (149,778)         (141,300)
                                                                               ---------         ---------
         Total stockholders' equity ...................................           61,576            46,834
                                                                               ---------         ---------
         Total liabilities and stockholders' equity ...................        $  68,036         $  55,365
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



                                                                              Six Months Ended
                                                                                  June 30,
                                                                          -------------------------
                                                                            1997             1996
                                                                          --------         --------

Cash flows from operating activities:
   Net loss ......................................................        $( 8,478)        $( 9,389)
   Adjustments to reconcile net loss to net cash used in operating
     activities ..................................................             228              (68)
   Change in assets and liabilities ..............................            (886)           1,137
                                                                          --------         --------
      Net cash used in operating activities ......................          (9,136)          (8,320)
                                                                          --------         --------

Cash flows from investing activities:
   Purchases of investments ......................................         (22,976)              --
   Sale of investments ...........................................              --            2,025
   Purchase of equipment .........................................          (1,956)          (2,790)
   Other .........................................................             (69)             (81)
                                                                          --------         --------
      Net cash used in investing activities ......................         (25,001)            (846)
                                                                          --------         --------

Cash flows from financing activities:
   Proceeds from sale of Common Stock ............................          23,245              362
                                                                          --------         --------
      Net cash provided by financing activities ..................          23,245              362
                                                                          --------         --------

Effect of currency exchange rate changes on cash .................             (33)            (115)
                                                                          --------         --------
Net decrease in cash and cash equivalents ........................         (10,925)          (8,919)
Cash and cash equivalents at beginning of period .................          28,417           47,494
                                                                          --------         --------
Cash and cash equivalents at end of period .......................        $ 17,492         $ 38,575
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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PRESENTATION

         The information presented as of June 30, 1997 and 1996, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.


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

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - "Earnings Per Share" which specifies computation and disclosure requirements for earnings per share and is effective for financial statements issued after December 15, 1997. The Company does not anticipate that there will be a material impact on the Company's per share data from the implementation of this standard when adopted.


3.       INVENTORIES

         Inventories consist of the following:

                                           June 30, 1997   December 31, 1996
                                           -------------   -----------------
                                               (In thousands of dollars)

         Raw materials                         $2,734            $2,477
         Work in process                        1,940             1,596
         Finished goods                         4,502             3,715
                                               ------            ------
                                               $9,176            $7,788
                                               ======            ======

4.       COMMON STOCK

         On June 26, 1997, the Company issued and sold to accredited investors 1,850,000 shares of the Common Stock. The aggregate offering price for the shares was approximately $24.5 million.


5.       COMMITMENTS AND CONTINGENCIES

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide healthcare professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company markets and distributes its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in South America through selected distribution channels. The Company and HP also jointly market the Company's products into the critical care departments of hospitals in the United States which meet certain criteria. The Company is actively planning market introduction into other foreign markets, including but not limited to, through its arrangements with HP.

         The Company's revenues are affected principally by the number of hospitals using the i-STAT System and the rate at which i-STAT's disposable cartridges are used by these hospitals. This, in turn, is highly dependent upon the willingness of hospitals to adapt their traditional blood diagnostic testing approaches to the point-of-care system advocated by the Company. During 1996 the Company began to focus its marketing efforts primarily on potential large scale adopters of the i-STAT System. Such high volume customers tend to require a longer sales cycle because the objective is to have these customers re-engineer or replace their "stat" lab departments with the i-STAT System rather than use the i-STAT System as a supplement to their existing arrangements. To further this strategy, in the first quarter of 1997 the Company expanded its policy of offering substantial price discounts to high volume users. The Company believes that this strategy will accelerate the rate of market penetration for its products and thus have a beneficial long-term effect upon revenue growth. However, the near-term rate of growth in sales revenue and gross margin will be adversely impacted by both the longer sales cycle and the lower cartridge prices that such high volume customers may receive.

         The Company anticipates that, during the second half of 1997, additional revenues will be realized from the introduction of the HP Integrated Analyzer in May 1997. However, the extent of the impact upon revenues will be affected by both the scope of such introduction and the likelihood that some of the initial purchasers of the Integrated Analyzer will be existing users of the hand-held analyzer sold by the Company. Therefore, net cartridge revenue growth attributable to usage of the HP Integrated Analyzer may not, in the near term, be significant.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1997

         The Company generated revenues of approximately $9.1 million and $6.7 million for the three months ended June 30, 1997 and 1996, respectively, including international revenues (as a percentage of total revenues) of $2.3 million (25.1%) and $2.2 million (32.4%), respectively. Sales to the Company's Japanese marketing partners represented approximately 18.5% and 28.6% of the Company's worldwide sales for the three months ended June 30, 1997 and 1996, respectively (including deferred Japanese revenue of approximately $0.8 million in each period).

         The $2.4 million (35.7%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 50.1% to 1,097,693 units in the three months ended June 30, 1997, from 731,300 units in the three months ended June 30, 1996. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $6.01 to $5.40 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers receiving lower cartridge prices. Analyzer and other equipment sales accounted for approximately $0.7 million of the increase in revenues. This increase primarily reflects the commencement of shipments in the second quarter of 1997 of components for the HP Integrated Analyzer.

         Gross profit increased by approximately $1.8 million to $1.9 million in the quarter ended June 30, 1997 compared with a gross profit of $0.1 million in the quarter ended June 30, 1996. The improvement in gross profit was primarily due to increased shipment volume of the Company's cartridges. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The improvement in gross margin also reflects improvements in factory yields and productivity.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         The Company incurred research and development costs (as a percentage of sales) of approximately $1.8 million (19.8%) and $1.4 million (20.2%) for the three months ended June 30, 1997 and 1996, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for the measurement of creatinine, ionized magnesium and coagulation, which are scheduled to move into the production phase over the next seven to thirteen months. The Company also is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Consequently, research and development expenditures are expected to increase significantly during 1997 - 1999. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives, the availability of capital to fund new product development and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.5 million (16.6%) and $1.6 million (23.1%) for the three months ended June 30, 1997 and 1996, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $3.3 million (36.5%) and $2.8 million (42.1%) for the three months ended June 30, 1997 and 1996, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies and other sales and marketing costs. The dollar increase from year to year is attributable to increased marketing activities, higher commissions on increasing sales, and the hiring of management and other marketing personnel necessary to support the Company's planned growth in product sales.

         The decrease in other income (expense), net, to $0.3 million for the three months ended June 30, 1997, from $0.6 million for the three months ended June 30, 1996, primarily reflects lower interest income earned on lower cash and cash equivalents balances in 1997. Interest income is expected to increase in the near future on higher cash and cash equivalent balances following the issuance of Common Stock in June 1997 (see "Liquidity and Capital Resources," below).


SIX MONTHS ENDED JUNE 30, 1997

         The Company generated revenues of approximately $17.0 million and $13.2 million for the six months ended June 30, 1997 and 1996, respectively, including international revenues (as a percentage of total revenues) of $4.5 million (26.8%) and $4.7 million (34.7%), respectively. Sales to the Company's Japanese marketing partners represented approximately 20.0% and 29.4% of the Company's worldwide sales for the six months ended June 30, 1997 and 1996, respectively (including deferred Japanese revenue of approximately $1.5 million in each period).

         The $3.8 million (28.9%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 51.1% to 2,041,668 units in the six months ended June 30, 1997, from 1,351,025 units in the six months ended June 30, 1996. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.91 to $5.51 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers receiving lower cartridge prices. Analyzer and other equipment sales accounted for approximately $0.3 million of the increase in revenues. The increase primarily reflects the commencement of shipments in the second quarter of 1997 of components for the HP Integrated Analyzer, partially offset by lower revenues from sales of the Company's hand-held analyzer.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Gross profit increased by approximately $2.7 million to $3.4 million in the six months ended June 30, 1997 compared with a gross profit of $0.7 million in the six months ended June 30, 1996. The improvement in gross profit was primarily due to increased shipment volume of the Company's cartridges. To the extent that sales volume increases, the Company expects its' gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The improvement in gross margin also reflects improvements in factory yields and productivity.

         The Company incurred research and development costs (as a percentage of sales) of approximately $3.4 million (20.2%) and $2.7 million (20.4%) for the six months ended June 30, 1997 and 1996, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for the measurement of creatinine, ionized magnesium and coagulation, which are scheduled to move into the production phase over the next seven to thirteen months. The Company also is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Consequently, research and development expenditures are expected to increase significantly during 1997-1999. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives, the availability of capital to fund new product development and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $3.0 million (17.6%) and $2.7 million (20.2%) for the six months ended June 30, 1997 and 1996, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees, and other costs necessary to support the Company's infrastructure. The increase primarily reflects the Company's increased need for management personnel and other services to support its continuing growth.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $6.1 million (35.8%) and $5.9 million (45.0%) for the six months ended June 30, 1997 and 1996, respectively, consisting primarily of salaries, benefits, travel and other expenditures for sales representatives, product literature, market research, clinical studies and other sales and marketing costs.

         The decrease in other income (expense), net, to $0.6 million for the six months ended June 30, 1997, from $1.2 million for the six months ended June 30, 1996, primarily reflects lower interest income earned on lower cash and cash equivalents balances in 1997. Interest income is expected to increase in the near future on higher cash and cash equivalent balances following the issuance of Common Stock in June 1997.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had cash, cash equivalents, and short-term investments of approximately $40.5 million, an increase of $12.1 million from the December 31, 1996 balance of approximately $28.4 million, primarily reflecting net proceeds of approximately $23.1 million from the private placement of 1,850,000 shares of Common Stock in June 1997, partially offset by approximately $9.1 million of cash used in operating activities and equipment purchases of approximately $2.0 million during the six months ended June 30, 1997. Working capital increased by approximately $14.6 million from $33.6 million to $48.2 million during the same period, primarily reflecting the increase in cash, cash equivalents, and short-term investments. The Company expects its existing funds to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on June 26, 1997, at which time two matters were submitted to a vote of stockholders. A description of the matters voted upon and a voting tabulation for each matter is as follows:

         I. Election of eight members to the Board of Directors, each to serve until the next annual meeting.

                                                          Number of Votes
                                            --------------------------------------------------------------
            Name of Nominee                    For       Against/Withheld   Abstentions   Broker Non-Votes
            ----------------------------------------------------------------------------------------------
            J. Robert Buchanan, M.D         11,832,805        32,942            N/A            N/A
            ----------------------------------------------------------------------------------------------
            Curtis J. Crawford              11,833,005        32,742            N/A            N/A
            ----------------------------------------------------------------------------------------------
            James A. Cyrier                 11,832,905        32,842            N/A            N/A
            ----------------------------------------------------------------------------------------------
            Richard Hodgson                 11,832,805        32,942            N/A            N/A
            ----------------------------------------------------------------------------------------------
            Imants R. Lauks                 11,833,005        32,742            N/A            N/A
            ----------------------------------------------------------------------------------------------
            William P. Moffitt              11,833,005        32,742            N/A            N/A
            ----------------------------------------------------------------------------------------------
            Matthias Plum, Jr               11,833,005        32,742            N/A            N/A
            ----------------------------------------------------------------------------------------------
            Lionel N. Sterling              11,833,005        32,742            N/A            N/A
            ----------------------------------------------------------------------------------------------


         II. Ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants to audit the Company's books and accounts for the year 1997.

                                                          Number of Votes
                                            --------------------------------------------------------------
                                               For       Against/Withheld   Abstentions   Broker Non-Votes
                                            --------------------------------------------------------------

                                            11,824,420        18,907          22,420           N/A

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

         (b)     Reports on Form 8-K

                 The Company filed a Current Report on Form 8-K on June 26, 1997, covering "Other Events" which disclosed the recent issuance of 1,850,000 shares of the Company's Common Stock.

                               i-STAT CORPORATION




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    August 6, 1997





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



                                       BY:  /s/William P. Moffitt
                                            ---------------------
                                            William P. Moffitt
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


                                       BY:  /s/Roger J. Mason
                                            -----------------
                                            Roger J. Mason
                                            Vice President of Finance,
                                            Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial Officer and
                                            Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.       DESCRIPTION

   27             Financial Data Schedule