Form 10-Q
period 1997-09-30
I STAT CORPORATION /DE/
filed 1997-11-05
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

Yes [x]                                 No [ ]

The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class                                                           October 31, 1997
-----                                                           ----------------
Common Stock, $ .15 par value                                   13,137,168
                              i-STAT CORPORATION
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I   FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1997 and 1996............3

         Consolidated Condensed Balance Sheets
           as of September 30, 1997 and December 31, 1996......................4

         Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and 1996...................................5

         Notes to Consolidated Condensed Financial Statements..............6 - 7

         ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................8 - 11

PART II  OTHER INFORMATION

         ITEM 1 - Legal Proceedings ..........................................12

         ITEM 6 - Exhibits and Reports on Form 8-K ...........................13

SIGNATURES ...................................................................14
                               i-STAT CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)


                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                           September 30,
                                               --------------------------------        --------------------------------
                                                    1997                1996                1997                1996
                                                    ----                ----                ----                ----
Net sales ..............................       $      9,645        $      7,772        $     26,597        $     20,923
Cost of sales ..........................              7,893               6,650              21,484              19,085
                                               ------------        ------------        ------------        ------------
                Gross profit ...........              1,752               1,122               5,113               1,838
                                               ------------        ------------        ------------        ------------
Operating expenses:
         Research and development ......              1,547               1,512               4,974               4,196
         General and administrative ....              1,525               1,386               4,503               4,047
         Sales and marketing ...........              3,617               2,724               9,686               8,639
                                               ------------        ------------        ------------        ------------
                Total operating expenses              6,689               5,622              19,163              16,882
                                               ------------        ------------        ------------        ------------
                      Operating loss ...             (4,937)             (4,500)            (14,050)            (15,044)
                                               ------------        ------------        ------------        ------------
Other income (expense), net ............                561                 491               1,196               1,646
                                               ------------        ------------        ------------        ------------

Net loss ...............................       $     (4,376)       $     (4,009)       $    (12,854)       $    (13,398)
                                               ============        ============        ============        ============

Net loss per share .....................       $      (0.29)       $      (0.30)       $      (0.90)       $      (1.01)
                                               ============        ============        ============        ============

Shares used in computing
         net loss per share ............         15,273,690          13,326,127          14,224,786          13,311,853
                                               ============        ============        ============        ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                  (unaudited)


                                                                   September 30,  December 31,
                                                                       1997          1996
                                                                    ---------     ---------
         ASSETS

Current assets:

  Cash and cash equivalents ....................................    $  12,833     $  28,417

  Short-term investments .......................................       22,976            --

  Accounts receivable, net .....................................        4,745         4,948

  Inventories ..................................................        8,854         7,788

  Prepaid expenses and other current assets ....................          753           955
                                                                    ---------     ---------
        Total current assets ...................................       50,161        42,108

Plant and equipment, net of accumulated depreciation of
  $14,990 and $12,564 ..........................................       11,648        11,534

Other assets ...................................................        1,698         1,723
                                                                    ---------     ---------
        Total assets ...........................................    $  63,507     $  55,365
                                                                    =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable .............................................    $   1,483     $   1,537

  Accrued expenses .............................................        3,946         3,754

  Deferred revenue .............................................          871         3,240
                                                                    ---------     ---------
        Total current liabilities ..............................        6,300         8,531
                                                                    ---------     ---------
Stockholders' equity:

  Preferred Stock, $.10 par value, shares authorized 7,000,000:

        Series A Junior Participating Preferred Stock, $.10
        par value, 1,500,000 shares authorized; none issued ....           --            --

        Series B Preferred Stock, $.10 par value,
        2,138,702 shares authorized and issued .................          214           214

  Common Stock, $.15 par value, shares authorized 25,000,000;
    shares issued 13,135,990 at September 30, 1997
    11,215,214 at December 31, 1996 ............................        1,970         1,682

  Additional paid-in capital ...................................      209,405       186,434

  Other, net ...................................................         (228)         (196)

  Accumulated deficit ..........................................     (154,154)     (141,300)
                                                                    ---------     ---------
        Total stockholders' equity .............................       57,207        46,834
                                                                    ---------     ---------
        Total liabilities and stockholders' equity .............    $  63,507     $  55,365
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


                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                     1997               1996
                                                                     ----               ----
Cash flows from operating activities:
   Net loss ....................................................   $(12,854)          $(13,398)
   Adjustments to reconcile net loss to net cash
      used in operating activities .............................        252               (121)
   Change in assets and liabilities ............................       (360)             1,375
                                                                   ---------          ---------
      Net cash used in operating activities ....................    (12,962)           (12,144)
                                                                   ---------          ---------

Cash flows from investing activities:
   Purchases of investments ....................................    (22,976)                --
   Sale of investments .........................................         --              2,025
   Purchase of equipment .......................................     (2,731)            (3,930)
   Other .......................................................       (127)              (116)
                                                                   ---------          ---------
      Net cash used in investing activities ....................    (25,834)            (2,021)
                                                                   ---------          ---------

Cash flows from financing activities:
   Proceeds from sale of Common Stock ..........................     23,259                366
   Purchase of Treasury Stock ..................................         --                 (2)
                                                                   ---------          ---------
   Net cash provided by financing activities ...................     23,259                364
                                                                   ---------          ---------

Effect of currency exchange rate changes on cash ...............        (47)               (93)
                                                                   ---------          ---------
Net decrease in cash and cash equivalents ......................    (15,584)           (13,894)
Cash and cash equivalents at beginning of period ...............     28,417             47,494
                                                                   ---------          ---------
Cash and cash equivalents at end of period .....................    $12,833            $33,600
                                                                    =======            =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.    BASIS OF PRESENTATION

      The information presented as of September 30, 1997 and 1996, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

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

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 - "Earnings Per Share" which specifies computation and disclosure requirements for earnings per share and is effective for financial statements issued after December 15, 1997. The Company does not anticipate that there will be a material impact on the Company's per share data from the implementation of this standard when adopted.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt this standard in 1998 and believes the principle component of comprehensive income will be foreign currency translation.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

3.    INVENTORIES

      Inventories consist of the following:

                         September 30, 1997    December 31, 1996
                         ------------------    -----------------
                                (In thousands of dollars)
Raw materials                 $2,264               $2,477
Work in process                2,075                1,596
Finished goods                 4,515                3,715
                              ------               ------
                              $8,854               $7,788
                              ======               ======

4.    COMMON STOCK

      On June 26, 1997, the Company issued and sold to accredited investors 1,850,000 shares of the Common Stock. The net proceeds for the shares was approximately $23.1 million.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

                                  (continued)

5.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v . i-STAT Corporation, Defendant . The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgment interest. The case currently is in the preliminary stages of discovery. The Company is contesting the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

      The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v . i-STAT Corporation, William P . Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr . The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

      The Company is a defendant in a case entitled Customedix Corporation, Plaintiff v . i-STAT Corporation, Defendant . The Complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The Plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The case currently is in the preliminary stages of discovery. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

                               i-STAT CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company develops, manufactures and markets medical diagnostic products for blood analysis (collectively, the "i-STAT System" ) that provide healthcare professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company markets and distributes the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in South America and Asia through selected distribution channels. The Company and HP also jointly market the i-STAT System into the critical care departments of hospitals in the United States which meet certain criteria. The Company is actively planning market introduction into other foreign markets, including but not limited to, through its arrangements with HP.

      The Company's revenues are affected principally by the number of hospitals using the i-STAT System and the rate at which i-STAT's disposable cartridges are used by these hospitals. This, in turn, is highly dependent upon the willingness of hospitals to adapt their traditional blood diagnostic testing approaches to the point-of-care system advocated by the Company. During 1996 the Company began to focus its marketing efforts primarily on potential large scale adopters of the i-STAT System . Such high volume customers tend to require a longer sales cycle because the objective is to have these customers reengineer or replace their "stat" lab departments with the i-STAT System rather than use the i-STAT System as a supplement to their existing arrangements. To further this strategy, in the first quarter of 1997 the Company expanded its policy of offering substantial price discounts to high volume users. The Company believes that this strategy will accelerate the rate of market penetration for its products and thus have a beneficial long-term effect upon revenue growth. However, the near-term rate of growth in sales revenue and gross margin will be adversely impacted by both the longer sales cycle and the lower cartridge prices that such high volume customers may receive.

      Pursuant to a technology collaboration between the Company and HP, in May 1997 HP introduced a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. In the long-term, the Company hopes to realize significant cartridge revenue growth and royalty revenues from the sale of the Integrated Analyzer by HP. However, in the near-term revenue growth from sales of the Integrated Analyzer is expected to be insignificant because of the uncertainties associated with new product introduction and because some of the initial purchasers of the Integrated Analyzer will be existing users of the hand-held analyzer sold by the Company.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1997

      The Company generated revenues of approximately $9.6 million and $7.8 million for the three months ended September 30, 1997 and 1996, respectively, including international revenues (as a percentage of total revenues) of $3.1 million (32.2%) and $2.4 million (31.5%), respectively. Sales to the Company's Japanese marketing partners represented approximately 19.1% and 23.5% of the Company's worldwide sales for the three months ended September 30, 1997 and 1996, respectively (including recognition of deferred Japanese revenue of approximately $0.8 million in each period).

      The $1.9 million (24.1%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 47.3% to 1,171,875 units in the three months ended September 30, 1997, from 795,567 units in the three months ended September 30, 1996. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.68 to $5.18 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers receiving lower cartridge prices. Analyzer and other equipment sales accounted for approximately $0.3 million of the increase in revenues.

      Gross profit increased by approximately $0.6 million to $1.7 million in the quarter ended September 30, 1997, compared with a gross profit of $1.1 million in the quarter ended September 30, 1996. The improvement in gross profit was primarily due to increased shipment volume of the Company's cartridges. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units.

                               i-STAT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


      The Company incurred research and development costs (as a percentage of sales) of approximately $1.5 million (16.0%) and $1.5 million (19.5%) for the three months ended September 30, 1997 and 1996, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for the measurement of creatinine, ionized magnesium and coagulation. In October 1997, the Company received Food and Drug Administration clearance to market its creatinine test pursuant to a 510(k) Notification. Sales of products using the creatinine sensor are expected to commence in early 1998. The Company also is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Consequently, research and development expenditures are expected to increase during 1997 - 1999. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives, the availability of capital to fund new product development and the success of its development programs.

      The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.5 million (15.8%) and $1.4 million (17.8%) for the three months ended September 30, 1997 and 1996, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure.

      The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $3.6 million (37.5%) and $2.7 million (35.0%) for the three months ended September 30, 1997 and 1996, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies and other sales and marketing costs. The dollar increase from year to year is attributable to increased marketing activities, higher commissions on increasing sales, and the hiring of management and other marketing personnel necessary to support the Company's planned growth in product sales.

      The increase in other income, net, to $0.6 million for the three months ended September 30, 1997, from $0.5 million for the three months ended September 30, 1996 primarily reflects higher interest income earned on higher cash and cash equivalent balances following the issuance of Common Stock in June 1997 (see "Liquidity and Capital Resources," below).

      Net losses for the three months ended September 30, 1997 increased 9.2 percent to $4.4 million, or 29 cents per share, compared with a net loss of $4.0 million, or 30 cents per share, for the third quarter of 1996. The weighted average number of shares used in computing net loss per share was 15.274 million and 13.326 million in the 1997 and 1996 periods, respectively. The increase in the number of shares in 1997 primarily reflects the private placement of 1.850 million shares in June 1997.

NINE MONTHS ENDED SEPTEMBER 30,1997

      The Company generated revenues of approximately $26.6 million and $20.9 million for the nine months ended September 30, 1997 and 1996, respectively, including international revenues (as a percentage of total revenues) of $8.2 million (30.8%) and $7.1 million (33.5%), respectively. Sales to the Company's Japanese marketing partners represented approximately 19.7% and 27.2% of the Company's worldwide sales for the nine months ended September 30, 1997 and 1996, respectively (including recognition of deferred Japanese revenue of approximately $2.4 million and $2.3 million for the nine months ended September 30, 1997 and 1996).

      The $5.7 million (27.1%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 49.7% to 3,213,543 units in the nine months ended September 30, 1997, from 2,146,592 units in the nine months ended September 30, 1996. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.82 to $5.39 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers receiving lower cartridge prices. Analyzer and other equipment sales accounted for approximately $0.9 million of the increase in revenues. The increase primarily reflects the commencement of shipments in the second quarter of 1997 of components for the HP Integrated Analyzer, partially offset by lower revenues from sales of the Company's hand-held analyzer.

                               i-STAT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

      Gross profit increased by approximately $3.3 million to $5.1 million in the nine months ended September 30, 1997 compared with a gross profit of $1.8 million in the nine months ended September 30, 1996. The improvement in gross profit was primarily due to increased shipment volume of the Company's cartridges. To the extent that sales volume increases, the Company expects gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units. The improvement in gross margin also reflects improvements in factory yields and productivity.

      The Company incurred research and development costs (as a percentage of sales) of approximately $5.0 million (18.7%) and $4.2 million (20.1%) for the nine months ended September 30, 1997 and 1996, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's research and development program is discussed above.

      The Company incurred general and administrative expenses (as a percentage of sales) of approximately $4.5 million (16.9%) and $4.0 million (19.3%) for the nine months ended September 30, 1997 and 1996, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees, and other costs necessary to support the Company's infrastructure. The increase primarily reflects the Company's increased need for management personnel and other services to support its continuing growth.

      The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $9.7 million (36.4%) and $8.6 million (41.3%) for the nine months ended September 30, 1997 and 1996, respectively, consisting primarily of salaries, benefits, travel and other expenditures for sales representatives, product literature, market research, clinical studies and other sales and marketing costs. The dollar increase from year to year is attributable to increased marketing activities, higher commissions on increasing sales, and the hiring of management and other marketing personnel necessary to support the Company's planned growth in product sales.

      The decrease in other income, net, to $1.2 million for the nine months ended September 30, 1997, from $1.6 million for the nine months ended September 30, 1996, primarily reflects lower interest income earned on lower cash and cash equivalents balances in 1997.

      Net losses for the nine months ended September 30, 1997 decreased 4.1 percent to $12.9 million, or 90 cents per share, compared with a net loss of $13.4 million, or $1.01 per share, for the same period last year. The weighted average number of shares used in computing net loss per share was 14.225 million and 13.312 million in the 1997 and 1996 periods, respectively. The increase in the number of shares in 1997 primarily reflects the private placement of 1.850 million shares in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997, the Company had cash, cash equivalents, and short-term investments of approximately $35.8 million, an increase of $7.4 million from the December 31, 1996 balance of approximately $28.4 million. The increase primarily reflects net proceeds of approximately $23.1 million from the private placement of Common Stock in June 1997, partially offset by approximately $13.0 million of cash used in operating activities and equipment purchases of approximately $2.7 million during the nine months ended September 30, 1997. Working capital increased by approximately $10.3 million from $33.6 million to $43.9 million during the same period, primarily reflecting the increase in cash, cash equivalents, and short-term investments, and the reduction of deferred revenue by approximately $2.4 million, reflecting the amortization of deferred Japanese revenue. The Company expects its existing funds to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

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

                               i-STAT CORPORATION


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v . i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. The Plaintiff seeks unspecified damages and that the damages be trebled. Nova also is asking for attorneys' fees and prejudgment interest. The case currently is in the preliminary stages of discovery. The Company is contesting the case vigorously and does not believe that it has infringed the Nova patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P . Moffitt, Lionel N. Sterling, Imants R. Lauks and Matthias Plum, Jr . The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law "fraud on the market" in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

The Company is a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant . The Complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The Plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The case currently is in the preliminary stages of discovery. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

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



DATE: November 5, 1997



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


                                       BY:  /s/William P. Moffitt
                                            ---------------------
                                               William P. Moffitt
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


                                       BY:  /s/Roger J. Mason
                                            ----------------------
                                               Roger J. Mason
                                               Vice President of Finance,
                                               Treasurer and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.           DESCRIPTION
-----------           ---------- -
   27                 Financial Data Schedule