Form 10-K
period 1997-12-31
I STAT CORPORATION /DE/
filed 1998-03-23
CIK 882365

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 23, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       / X /      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

       /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER 0-19841

                               i-STAT CORPORATION
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                                       22-2542664
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                   303 COLLEGE ROAD EAST, PRINCETON, NJ 08540
               (Address of principal executive offices) (Zip code)

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

Yes X        No __________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Number of shares of Common Stock outstanding as of March 9, 1998: 13,208,885

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 9, 1998 is approximately $113,818,930. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III incorporates certain information by reference to the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS


ITEM                                                                                                       PAGE
                                     PART I

1.     Business
       (a) General development of business....................................................................1
       (b) Industry segment and geographic area data..........................................................8
       (c) Description of business............................................................................1

2.     Properties.............................................................................................8

3.     Legal Proceedings......................................................................................8

4.     Submission of Matters to a Vote of Security Holders....................................................9


                                     PART II

5.     Market for the Registrant's Common Equity
       and Related Stockholder Matters.......................................................................11

6.     Selected Consolidated Financial Data..................................................................12

7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations.............................................................................13

8.     Financial Statements and Supplementary Data
       (a) Financial Statements..............................................................................21
       (b) Selected Quarterly Financial Data.................................................................36

9.     Changes in and Disagreements with
       Accountants on Accounting and Financial Disclosure....................................................16


                                    PART III

10.    Directors and Executive Officers of the Registrant................................................10, 17

11.    Executive Compensation................................................................................17

12.    Security Ownership of Certain
       Beneficial Owners and Management......................................................................17

13.    Certain Relationships and Related Transactions........................................................17

                                     PART IV

14.    Exhibits, Financial Statement
       Schedules and Reports on Form 8-K.....................................................................17

This Annual Report contains both historical information and forward looking statements. The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property, dependence upon strategic corporate partners for assistance in development of new markets and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


                                     PART 1

ITEM 1. BUSINESS

i-STAT Corporation ("i-STAT" or the "Company"), was incorporated in Delaware in 1983, and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company's current products, known as the i-STAT(R) System, consist of portable, hand-held analyzers and single-use, disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System uses a simple, one-step procedure, the results of which can be easily linked by infrared transmission to a health care provider's information system. As of December 31, 1997, i-STAT had customers throughout the United States, as well as customers in Japan, Western Europe, Canada, South America and Asia. The Company intends for the i-STAT System to become the standard of care for blood analysis at the patient's side, enabling rapid clinical intervention, improved patient outcomes, and lower operational costs. Consonant with the Company's leadership position in the point-of-care blood analysis market, the Company has also recently formed a business unit to design, develop and install information management solutions for point-of-care testing. Initial products will link instrument-based point-of-care testing systems for blood gases, electrolytes, coagulation, blood glucose and urinalysis, whether or not they are the Company's products, with a centralized management station and a hospital's primary information system.

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

The original i-STAT System, introduced in September 1992, was capable of performing six of the most commonly ordered blood tests, which are tests for sodium, potassium, chloride, glucose, urea nitrogen and hematocrit. In 1994, the Company expanded the testing capabilities of the i-STAT System through the introduction of cartridges which perform tests for pH, ionized calcium and bicarbonate. In 1995, the Company introduced cartridges which measure arterial blood gases (pH, PCO(2) and PO(2)), and in the fourth quarter of 1997 the Company received Food and Drug Administration clearance to market its creatinine test. The Company believes that 95% of the approximately 200 million blood tests (electrolyte and blood gas) performed on a "stat" basis in the United States each year now can be performed using the i-STAT System. The Company believes that because the i-STAT System can now perform the vast majority of the tests required on a "stat" basis, it is substantially more attractive as a total replacement for hospital "stat" laboratories. The Company has additional tests under development.

i-STAT's near-term objective is to further increase sales of its test cartridges to the critical care departments of hospitals where the highest volume of "stat" blood tests are performed. The Company intends to achieve this goal, for the most part, by focusing its sales efforts on those hospitals that have the greatest likelihood of fully adopting the i-STAT System throughout all of their critical care departments and of using the i-STAT System as their principal means of testing blood. By virtue of the strategic technology and marketing alliance concluded in mid-1995 between the Company and Hewlett-Packard Company ("HP"), the i-STAT System was introduced and marketed in Western Europe by HP during 1996. In addition, i-STAT and HP have jointly developed a blood analysis device (the "Integrated Analyzer"), based on the i-STAT System, for integration into HP's customer installed base of patient monitoring systems. This device was introduced during 1997. The Company's longer-term strategy is to expand its distribution throughout the world and to increase its efforts, through the use of distribution and partnering arrangements, to market its products to alternate site health care providers such as physician offices, freestanding dialysis centers, nursing homes, outpatient clinics, emergency medical services units, home healthcare agencies and veterinary clinics.


i-STAT SYSTEM COMPONENTS

The i-STAT System is composed of two types of analyzers, which are hand-held, portable instruments, and various single-use, disposable cartridges, which contain the electrochemical biosensors necessary to perform the desired blood tests. One of the Company's analyzers is thermostatically controlled and can be used for all cartridges manufactured by the Company and the other can be used for all cartridges manufactured by the Company except the arterial blood gas cartridges. The Company's single-use, disposable cartridges currently allow the i-STAT System to perform blood tests for sodium, potassium, chloride, glucose, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, (pH, PCO(2)and PO(2), and bicarbonate and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O(2) saturation, by calculation from the tests performed. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving.

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


MARKETING AND DISTRIBUTION

The Company currently markets the i-STAT System primarily to the critical care departments of hospitals in the United States, where the highest volume of blood tests are performed on a "stat" basis. The i-STAT System also is marketed to hospitals in Japan, Western Europe, Canada, South America and Asia. The Company markets and distributes the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners and in South America and Asia through selected distribution channels. In February 1996, HP began marketing and distributing the i-STAT System in certain countries in Europe through its distribution arrangements with the Company. The Company is actively planning market introduction into other foreign markets, including, but not limited to, through its arrangements with HP. The Company's strategy includes partnering with large purchasing organizations, including large hospital networks and health maintenance organizations. In November 1997, the Company entered into a sole source three year contract with Premier Inc. for point-of-care blood gas analyzers pursuant to which Premier members may purchase the Company's products at reduced cost in exchange for minimum blood gas commitments. Premier is a strategic alliance of leading hospitals and healthcare systems across the U.S., representing more than 1,800 member hospitals and healthcare facilities. In January 1998, the Company entered into a three year contract with Kaiser Permanente pursuant to which Kaiser Permanente is recommending the Company's products to its facilities nationwide, by designating the Company a "preferred provider". Kaiser Permanente is the largest non-profit health maintenance organization in the U.S. In March 1998, VHA, Inc., renewed its existing contract with the Company for an additional two years. Under that agreement, the Company has been named as the sole contracted provider of point-of-care blood gas analyzers. VHA is a nationwide network of more than 1,600 leading community owned healthcare organizations and their physicians, which comprises 24% of the nation's community hospitals.

In July 1995, the Company entered into license and distribution agreements with HP at which time HP invested approximately $61 million in exchange for 2,138,702 shares of the Company's Series B Preferred Stock (the "Series B Stock"). Under the distribution agreement, HP is the exclusive distributor of the Company's current products, and certain new products the Company may develop, in Europe, Africa, the Middle East and the former Soviet block countries until July 1998. Upon the occurrence of certain events, HP's exclusivity term may be extended beyond July 1998 or the distributorship may be converted into a non-exclusive arrangement. If HP's distributorship is converted to a non-exclusive arrangement for failure to meet designated milestones, HP will not be entitled to distribute new products introduced by the Company. The Company's license agreement with HP provides for the grant by the Company to HP of a perpetual, worldwide license under certain of the Company's intellectual property to develop and distribute the Integrated Analyzer to professionally attended human healthcare institutions. The license does not include the right to make, use or sell the Company's cartridges and provides for the payment of royalties to the Company. The license is exclusive until July 1998 and exclusivity may be extended beyond July 1998 depending on the achievement by HP of designated milestones. Under certain circumstances the license may be extended under a non-exclusive arrangement. The license agreement also provides that, during the exclusivity period, HP will have a right of first refusal to license from the Company new intellectual property for Integrated Analyzers on substantially the same terms as the license agreement. In addition, if after the exclusivity period the Company grants to any third party a license to make and distribute Integrated Analyzers on royalty terms more favorable to the third party than under the HP license agreement, then HP's royalty obligations generally will be adjusted to such third party's rates. The license agreement is scheduled to expire generally at the time of expiration of the Company's last-to-expire patent covering the licensed technology. In August of 1997, the Company signed an agreement with HP to supply electromechanical components to HP for use in the HP Integrated Analyzer. This electromechanical mechanism is substantially equivalent to the mechanism used in the Company's portable hand-held analyzer. The initial term of the agreement is one year and is subject to yearly extensions.

In August 1988, the Company entered into product commercialization and distribution agreements with JCR Pharmaceuticals Inc. and FUSO Inc., two Japanese pharmaceutical and medical device companies. Pursuant to such agreements, i-STAT granted product distribution rights covering Japan, South Korea and Taiwan for an initial exclusive period which expired in December 1997, and a non-exclusive period from December 1997 to December 2002. These agreements, which expire in 2002, also provide the Japanese companies with a right of first offer with respect to the distribution of the covered products in certain Southeast Asian countries. The Company understands that JCR has assigned to Fuso all distribution rights under these agreements. Sales to FUSO represented approximately 21.0% of the Company's worldwide sales (including deferred revenue and the creatinine milestone payment of $0.9 million, net) for 1997.

The Company, through its direct marketing efforts and through distribution and partnering arrangements, is in the early stages of introduction of the i-STAT System to health care providers other than hospitals, such as free-standing dialysis centers, emergency medical services, home care providers, outpatient clinics, physicians' offices and nursing homes. The Company markets its products to veterinarians' offices in the U.S. through a distribution agreement with Heska Corporation. Over the longer term, the Company expects to increase its efforts to market its products to such alternate site health care providers through the use of distribution and partnering arrangements.

See "Government Regulation" for a description of the regulatory framework impacting the Company's ability to market its products into certain geographical areas and alternate site markets.


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

Most product manufacturing and assembly by the Company is conducted in its 52,000 square foot facility in Kanata, Ontario, Canada. This facility, which is leased, includes an 8,000 square foot Class 1000 clean room augmented by additional environmentally controlled assembly and packaging space. The Company also conducts cartridge assembly and inspection in a 30,325 square foot leased facility in Plainsboro, New Jersey. In addition, the Company assembles analyzers at its principal offices in Princeton, New Jersey. In mid-1998, the Company plans to transfer the New Jersey cartridge assembly and inspection operations to the existing Kanata facility. See Item 2. "Properties" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company believes that its manufacturing capacity is sufficient to meet its immediately foreseeable production requirements. The Company is currently manufacturing its cartridges at a rate of over 5,000,000 cartridges per year, but has the capacity to manufacture over 20,000,000 cartridges at full factory utilization using the current generation of its biosensor chips. The Company believes that, through successive shrinks of its biosensor chips it is in the process of implementing, its existing wafer fabrication facilities could produce chips to support in excess of 100,000,000 cartridges per year. Additional assembly capacity would be required to achieve this output.

Because the Company operates in a new technology environment, it is normal to experience technical issues in transferring technology from the development stage to the manufacturing stage. This may affect the timing of new product introductions. In addition, the Company's manufacturing operations involve unique, proprietary biosensor microfabrication techniques which require continuous monitoring and updating, especially as the Company's product menu expands. Moreover, in an environment where new products are being introduced, customer product demand patterns are sometimes unpredictable and it can be difficult to accurately anticipate product manufacturing needs. Additionally, the Company's biosensor manufacturing processes require a lead time of approximately six weeks to respond to significant shifts in product demand. A consequence of the foregoing is that the Company may find that its inventory of certain products will not always match the customer demand for such products, which can have an adverse impact on the Company's gross operating margins.

The Company maintains a comprehensive quality assurance and quality control program, which includes complete documentation of all material specifications, operating procedures, maintenance and equipment calibration procedures, training programs and quality control test methods. To control the quality of its finished products, the Company utilizes statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods. The Company believes that it operates in accordance with all applicable regulations including the Food and Drug Administration (the "FDA") Good Manufacturing Practices. The Company has received ISO 9001 and EN
46001 certification for the development and commercialization of its products. ISO 9001 comprises a set of standards covering the quality of design, development, production, installation, and servicing of products and systems. EN 46001 is the European quality standard for the manufacture of medical devices. Compliance with these standards is increasingly required by European buyers of manufactured products.

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


RESEARCH AND DEVELOPMENT

From commencement of the Company's operations in 1984 until 1992, most of its financial resources were dedicated to the development of the core technology that has resulted in the i-STAT System. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing tests for measurement of coagulation, and is working on expanding its existing product range. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development costs during 1995, 1996 and 1997.

As of December 31, 1997 the Company's research and technology development staff consisted of 72 full-time degreed employees, 26 of whom hold advanced degrees in chemistry, engineering, software and related disciplines.

PATENTS AND PROPRIETARY RIGHTS

i-STAT pursues a policy of seeking patent protection, both in the United States and abroad, for each of the areas of invention embodied in the i-STAT System. The Company holds twenty four United States utility patents related to the i-STAT System, the earliest of which was issued on September 5, 1989, which on average have over 13 years remaining on their patent terms, and two United States design patents related to the i-STAT System. These patents relate to the unique functional features and fabrication of the electrode technology contained in the i-STAT cartridges, operation of the cartridges, the technologies used in the i-STAT analyzers, in-house quality control instrumentation and matters related to other potential uses of the i-STAT System. The Company has eight pending United States utility patent applications. The Company has received patents in Japan, Europe, Canada and Taiwan corresponding to certain of the patents issued in the United States and has filed or plans to file for patent protection in certain countries which represent a significant segment of the intended market for its products. There can be no assurance that additional patents for i-STAT's products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to i-STAT. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by the Company or nonapproval of pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that any application of the Company's technology will not infringe patents or proprietary rights of others or that, as a result of such infringement, licenses that might be required for the Company's processes or products would be available on commercially reasonable terms, if at all. See
Item 3. "Legal Proceedings".

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

All of the Company's current products have received clearance to market for use by health care professionals in all health care settings pursuant to 510(k) Notifications. Any change or modification of an analyzer or a cartridge that could significantly affect the safety or efficacy of the device would require the filing of a new 510(k) Notification, and the Company would not be able to market the i-STAT System as modified until FDA clearance is received. The FDA may not concur in any such modification, and any such concurrence may be subject to delay and require significant resources to provide the FDA with needed data.

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

The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled, and, if the investigator observes conditions which might be violations, those conditions must be corrected or satisfactorily explained, or the manufacturer could face regulatory action that might include physical removal of the product from the marketplace. The Company's New Jersey facilities were inspected in November 1994, June 1995, and March 1997, and at each time found free of any violations. The FDA also regulates labeling and advertising for devices restricted to use by health care professionals, such as the i-STAT System.

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

The Company distributes the i-STAT System outside the United States in Japan, Western Europe, Canada, South America and Asia and plans to do so in other foreign countries. The i-STAT System is and will be subject to a wide variety of laws and regulations in these markets, ranging from simple product registration in certain countries to complex clearance and production controls in others. Speaking generally, the extent and complexity of regulation of medical devices is increasing worldwide, with regulation in some countries already nearly as comprehensive as that in the United States. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be given.

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

EMPLOYEES

As of December 31, 1997, the Company employed 499 persons on a full-time basis. The Company expects to hire additional employees during 1998. None of i-STAT's employees is covered by a collective bargaining agreement. i-STAT believes that its relationship with its employees is good and that its success is dependent on, among other things, achieving and retaining scientific and technological superiority and being capably managed. Consequently, the success of the Company is highly dependent upon the continued availability of a limited number of executives, scientists and engineers, the loss of some of whom could have a material and adverse effect on the Company.

INSURANCE

The Company maintains product liability insurance policy in the amount of $1 million, and an excess liability insurance policy in the amount of $20 million, which are the maximum payouts for all claims that could be made during a calendar year. If the Company does not or cannot maintain its existing or comparable products liability insurance, its ability to market its products may be significantly impaired. The amount and scope of any insurance coverage upon which the Company relies may not be adequate to protect the Company in the event a successful product liability claim is made upon the Company. No product liability insurance claim has ever been made against the Company. The Company also maintains comprehensive general liability and business interruption liability insurance policies. The Company's Kanata, Ottawa, wafer fabrication facility is the only source of its proprietary thin film, biosensor chips, and, consequently, any damage to the facility as a result of fire or other causes could materially and adversely impact the Company. The amount and scope of any insurance coverage may not be adequate to protect the Company in the event of any such loss.


BACKLOG

Customers generally place orders on an as needed basis and the Company ships against those orders. Consequently, backlog is not a material factor in the Company's operations.


SEASONALITY

The Company's operating results may fluctuate from quarter to quarter due to many factors. Sales may be slower in the traditional vacation months, may be accelerated in the fourth calendar quarter by customers whose annual budgets are about to expire (especially affecting analyzer purchases), may be distorted by unusually large analyzer shipments from time to time, or may be affected by the timing of customer cartridge ordering patterns. (For example, a customer might order two quarterly cartridge shipments in one quarter, perhaps at the beginning and the end of the quarter, and none in the next quarter.)

GEOGRAPHIC SEGMENT DATA

Information regarding geographic segment data is provided in Note 16 to Notes to Consolidated Financial Statements.


ITEM 2. PROPERTIES

The Company's principal manufacturing facility is located at 436 Hazeldean Road, Kanata, Ontario, Canada, where it leases a 52,000 square-foot space. The lease is for a term expiring in February 1999, subject, at the Company's option, to renewal for one five-year term. The Company also leases executive offices in Princeton, New Jersey, where it occupies approximately a 30,745 square-foot space. The Princeton lease expires in September 1998. The Company has established a cartridge assembly facility in Plainsboro, New Jersey, where it leases a 30,325 square-foot space. The lease is for a term expiring in February 1999, subject, at the Company's option, to renewal for one five-year term. See "Operations Consolidation" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgement in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent.

However, if the plaintiff should appeal and prevail on this issue, a prospect which the Company believes to be highly unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it has reason to believe that the patent was invalid and unenforceable.

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all other similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company and individual defendants filed an answer to the complaint on August 20, 1996, denying all the pertinent charging allegations. No formal discovery has yet been taken. Based on its review of the allegations, the Company believes that there are numerous substantial factual and legal defenses to the charges. Furthermore, the Company believes that the case law in New Jersey is not favorable to plaintiff's fraud on the market theory for common law claims, and is endeavoring to obtain an early determination on this issue. Based on that belief, and certain stipulations as to plaintiff's lack of reliance on the alleged inadequate disclosure, the Company and the individual named defendants filed a Motion for Summary Judgment in December 1997, which will be decided on a date to be determined by the Court. The Company believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial positions, results of operations and cash flows of the Company.

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

                               EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are as follows:

WILLIAM P. MOFFITT
Age 51. Mr. Moffitt is the President and Chief Executive Officer of the Company. He has held various offices since he joined the Company as Executive Vice President in July 1989. He has served as Chief Executive Officer of the Company since February 1993, as President since November 1991 and as a director since May 1990. From 1985 to 1989, Mr. Moffitt was President of the Physician Diagnostics Division of Baxter Healthcare Corp., a diversified health care company. Mr. Moffitt holds a B.S. from Duke University.

IMANTS R. LAUKS
Age 45. Dr. Lauks is the Executive Vice President and Chief Technology Officer of the Company. He is a founder of the Company and has served as the Company's Executive Vice President since 1995, as its Vice President of Research and Development from 1983 to 1995, and as its Chief Technology Officer since 1991. Dr. Lauks has served as a director since the Company's incorporation in 1983. Until he founded the Company in 1983, Dr. Lauks was a tenured Associate Professor at the University of Pennsylvania in the Moore School of Engineering. He is an Associate of the Royal College of Science in London, England. He holds both a Ph.D. in Electrical Engineering and a B.S. in Chemistry from Imperial College of London University.

PATRICIA HENNESSEY
Age 44. Ms. Hennessey has served as Vice President of Sales and Marketing since she joined the Company in January 1995. She has over fifteen years of sales, marketing and general management experience in the medical device field. From 1986 to 1994, Ms. Hennessey was employed by C.R. Bard, Inc. in a series of senior-level marketing and general management positions and most recently Vice President of Marketing of the USCI Division. Ms. Hennessey holds an M.B.A. from Harvard University.

NOAH J. KROLOFF
Age 35. Mr. Kroloff has served as Vice President of Business Development and Strategy since he joined the Company in May 1994. From September 1990 to May 1994, he was a manager at McKinsey & Company, a leading management consulting firm, where he specialized in international alliances among medical products companies. Prior to joining McKinsey, he served in consulting and business development roles for several biotechnology companies and for Merck & Co., Inc. Mr. Kroloff holds an M.B.A. in finance and marketing from the MIT Sloan School of Management and a B.A. in general science from Brandeis University.

ROGER J. MASON
Age 49. Mr. Mason has served as Vice President of Finance, Treasurer and Chief Financial Officer since he joined the Company in July 1996. From October 1994 to June 1996, he was Vice President, Finance and Treasurer, and Chief Financial Officer at Concurrent Computer Corporation, a publicly held, leading worldwide supplier of networked and distributed, high performance, real time, fault-tolerant computing systems. From April 1991 to October 1994, Mr. Mason served as Chief Financial Officer and Treasurer at Integral Peripherals Inc., a disk drive manufacturer. From 1981 to 1991, he held senior executive positions at Maxtor Corporation, a publicly held disk drive manufacturer, MiniScribe Corporation, a publicly held disk drive manufacturer whose assets were acquired by Maxtor Corporation, and Ironstone Group, Inc., a publicly held holding company. His experience also includes public accounting with Coopers & Lybrand and Honey, Perriam & Company. He is a fellow of the Institute of Chartered Accountants in England and Wales.

MICHAEL P. ZELIN
Age 37. Mr. Zelin has served as Vice President of Systems Development since March 1992. Since joining the Company in February 1986 he has held various technical positions including Manager and Director of Systems Engineering, and has contributed to nine of the Company's U.S. patents or patents pending.

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

1997                                                 High                         Low
----                                                 ----                         ---
First Quarter..................................      29 1/2                       13 1/4
Second Quarter.................................      18 1/4                       11 1/2
Third Quarter..................................      24 1/2                       15 3/4
Fourth Quarter.................................      24 3/16                      15 3/8

1996                                                 High                         Low
----                                                 ----                         ---

First Quarter..................................      41                           24
Second Quarter.................................      30 1/2                       14 3/4
Third Quarter..................................      19                           11 1/2
Fourth Quarter.................................      25                           13 3/4


HOLDERS

There were approximately 423 registered holders of the Company's Common Stock of record as of March 9, 1998.


RIGHTS

On June 29, 1995, the Company declared a dividend distribution of rights (each, a "Right") to purchase a certain number of units at a price of $104.00, subject to adjustment. The Rights are deemed to attach to and trade together with the Common Stock. Each unit is equal to one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. Rights are distributed in connection with issuances of shares of Common Stock and Series B Stock. The Rights are not exercisable until the occurrence of certain events enumerated in the Stockholder Protection Agreement between the Company and First Union National Bank, the Company's rights agent. Until a Right is exercised, no holder of Rights will have rights as a stockholder of the Company (other than rights resulting from such holder's ownership of Common Stock or Series B Stock), including, without limitation, the right to vote or to receive dividends. A description of the Rights is hereby incorporated by reference from the Company's Current Report on Form 8-K dated July 10, 1995, as amended.

DIVIDENDS

Except for the Rights, the Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below have been derived from the audited financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, together with the notes thereto and the related report of Coopers & Lybrand L.L.P., independent accountants, are included elsewhere in this Report. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


In thousands of dollars, except share and per share data                  Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                      1997             1996             1995            1994             1993
Statement of Operations Data:
Net sales ................................    $     37,840     $     30,330     $     20,102     $     10,695     $     4,798
Cost of sales ............................          30,962           26,291           22,013           14,803          10,227
Operating expenses:
   Research and development ..............           6,721            5,780            5,664            8,333           4,476
   General and administrative ............           5,761            5,778            4,937            4,004           3,584
   Sales and marketing ...................          13,020           11,991           11,506            8,484           6,051
   Relocation ............................              --               --               --               --            (900)
Other income, net ........................           1,651            2,054            1,010            1,249           1,563
Net loss .................................         (16,973)         (17,456)         (23,008)         (23,680)        (17,077)
Basic and diluted net loss per share .....          ($1.17)          ($1.31)          ($1.90)          ($2.16)         ($1.87)
Shares used in computing basic and diluted
   net loss per share ....................      14,497,530       13,321,603       12,122,089       10,974,467       9,110,888


In thousands of dollars                           As of December 31,
----------------------------------------------------------------------------------------------
                                   1997          1996          1995          1994         1993
Balance Sheet Data:
Cash, cash equivalents
and short-term investments..    $  32,914     $  28,417     $  49,519     $  21,619     $ 47,030
Working capital ............       38,697        33,056        55,426        23,082       46,794
Total assets ...............       59,170        55,365        74,050        39,178       59,239
Accumulated deficit ........     (158,273)     (141,300)     (123,844)     (100,836)     (77,156)
Total stockholders' equity..    $  53,045     $  46,834     $  63,594     $  26,093     $ 49,517

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND AND OVERVIEW

The Company's revenues are affected principally by the number of hospitals using the i-STAT System and the rate at which i-STAT's disposable cartridges are used by these hospitals. This, in turn, is highly dependent upon the willingness of hospitals to adapt their traditional blood diagnostic testing approaches to the point-of-care system advocated by the Company. During 1997 the Company continued to focus its marketing efforts primarily on potential large scale adopters of the i-STAT System. Such high volume customers tend to require a longer sales cycle as the marketing focus with respect to such customers is on having these customers re-engineer or replace their "stat" lab departments with the i-STAT System, as compared to other potential customers who may be using the i-STAT System as a supplement to their existing arrangements. To further this strategy, in early 1997 the Company expanded its policy of offering substantial price discounts to high volume users. These volume discounts only will be provided to customers who commit to purchase 18,000 or more cartridges per year, with the highest discounts going to purchasers of 120,000 or more cartridges per year. The Company believes that this strategy will accelerate the rate of market penetration for its products and thus have a beneficial long-term effect upon revenue growth. However, the near-term rate of growth in sales revenue and gross margin will be adversely impacted by both the longer sales cycle and the lower cartridge prices that such high volume customers may receive.

Pursuant to a technology collaboration between the Company and Hewlett-Packard Company ("HP"), in May 1997 HP introduced a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. In the long-term, the Company hopes to realize significant cartridge revenue growth and royalty revenues from the sale of the Integrated Analyzer by HP. However, in the near-term revenue growth from sales of the Integrated Analyzer is expected to be insignificant because of the uncertainties associated with new product introduction and because some of the initial purchasers of the Integrated Analyzer will be existing users of the hand-held analyzer sold by the Company.


RESULTS OF OPERATIONS

The Company generated revenues of approximately $37.8 million, $30.3 million and $20.1 million in 1997, 1996 and 1995, including international revenues (as a percentage of worldwide revenues) of $12.5 million (33.1%), $9.5 million (31.2%) and $3.9 million (19.4%), respectively. International revenues include deferred Japanese revenue which has been amortized to income at the rate of approximately $3.1 million, $3.2 million and $1.4 million for 1997, 1996 and 1995, respectively. The deferred Japanese revenue was fully amortized to revenue during December 1997, when the period of exclusivity under the Company's agreements with its Japanese partners expired. The Company also received a one time milestone payment of $0.9 million, net, from its Japanese marketing partners during the fourth quarter of 1997 for the development of the Company's creatinine product. Sales to its Japanese marketing partners represented approximately 21.0%, 24.7% and 14.4% of the Company's worldwide sales (including deferred revenue and the milestone payment) for 1997, 1996 and 1995, respectively.

The $7.5 million (24.8%) increase in revenues from 1996 to 1997 was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 44.2% to 4,551,743 units from 3,157,192 units for the twelve months ended December 31, 1997 and 1996, respectively. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.79 to $5.25 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers qualifying for cartridge price discounts. Other elements of the increase in revenues in 1997 included the commencement of shipments to HP of components for the HP Integrated Analyzer, and the receipt of the creatinine milestone payment of $0.9 million, net, from the Company's Japanese marketing partners.

The $10.2 million (50.9%) increase in revenues from 1995 to 1996 was primarily due to increased shipment volume of the Company's cartridges and analyzers, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 50.1% to 3,157,192 units from 2,104,061 units and worldwide analyzer shipments increased 85.9% to 2,340 units from 1,259 units for the twelve months ended December 31, 1996 and 1995, respectively. Other elements of the increase in revenues included 1) recognition of an additional $1.8 million of deferred revenue, due to a change in accounting estimate in 1996, from the Company's Japanese marketing partners, 2) higher average selling prices per unit of the Company's analyzers and 3) slightly higher worldwide average selling prices per unit of the Company's cartridges, reflecting increases in the unit transfer prices specified in the Company's contracts with its Japanese partners which were partially offset by lower average selling prices per unit in the U.S. as a result of a shift to higher volume U.S. customers that qualified for discounted cartridge prices.

The manufacturing costs associated with product sales in 1997, 1996 and 1995 were approximately $31.0 million, $26.3 million and $22.0 million, respectively. This resulted in a gross profit of $6.9 million and $4.0 million in 1997 and 1996, respectively, compared with a gross loss of $1.9 million in 1995. The improvement in gross margin was primarily due to increased shipment volume of the Company's cartridges, which caused manufacturing costs (including direct labor and a large component of overhead) to be spread over a larger number of product units. The additional Japanese deferred revenue and milestone payment noted above also contributed to the gross margin improvement.

The Company incurred research and development costs (as a percentage of sales) of approximately $6.7 million (17.8%), $5.8 million (19.1%) and $5.7 million (28.2%) in 1997, 1996 and 1995, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for coagulation, which are scheduled to move into the production phase towards the end of 1998. The Company also is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Consequently, research and development expenditures are expected to increase significantly over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs.

The Company incurred general and administrative expenses (as a percentage of sales) of approximately $5.8 million (15.2%), $5.8 million (19.1%) and $4.9 million (24.6%) in 1997, 1996 and 1995, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The increase from 1995 to 1996 primarily reflects the Company's increased need for management personnel and other services to support its growth, and legal fees and expenses associated with the defense of the Nova patent infringement action.

The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $13.0 million (34.4%), $12.0 million (39.5%) and $11.5 million (57.2%) in 1997, 1996 and 1995, respectively, consisting primarily of salaries, commissions, benefits, travel and other expenditures for sales representatives, product literature, market research, clinical studies and other sales infrastructure costs. The dollar increase from year to year is attributable to increased marketing activities, and the hiring of management and other marketing personnel necessary to support the Company's growth in product sales.

Investment income was approximately $1.6 million, $2.1 million and $1.4 million in 1997, 1996 and 1995, respectively. The changes in investment income primarily reflect changes in the level of cash and cash equivalent balances. The higher investment income in 1996 reflects the receipt in July 1995 of net proceeds of approximately $59.2 million in connection with the issuance of Series B Preferred Stock to HP. Interest income is expected to decline in the near future as cash and cash equivalent balances decline.

Other income (expense), net, in 1995 includes a charge of approximately $0.4 million relating to the implementation of stockholder protection measures and a proposed offering of securities that was terminated.

Net loss in 1997 decreased to approximately $17.0 million or $1.17 per share, from $17.5 million or $1.31 per share in 1996, and from $23.0 million or $1.90 per share in 1995. The weighted average number of shares used in computing basic and diluted net loss per share was 14.498 million, 13.322 million and 12.122 million in 1997, 1996 and 1995, respectively. The increases in the weighted average number of shares primarily reflect the issuance of 2.139 million shares of Series B Preferred Stock to HP in July 1995 and the private placement of
1.850 million shares of Common Stock in June 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash and cash equivalents of approximately $32.9 million, an increase of $4.5 million from the December 31, 1996 balance of approximately $28.4 million. The increase primarily reflects net proceeds of approximately $22.8 million from the private placement of Common Stock in June 1997, partially offset by approximately $14.1 million of cash used in operating activities and equipment purchases of approximately $4.4 million during the year ended December 31, 1997. Working capital increased by approximately $5.6 million from $33.1 million to $38.7 million during the same period, primarily reflecting the increase in cash and cash equivalents, and the reduction of deferred revenue by approximately $3.0 million, reflecting the amortization of deferred Japanese revenue. The change in working capital also reflects a reduction of approximately $1.3 million in inventories, that in part reflects a reduction in inventories in the fourth quarter of 1997 in connection with a manufacturing transition to smaller biosensor chips. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

At December 31, 1997, the Company had available for Federal Income Tax purposes net operating loss carryforwards of approximately $139 million, which expire in varying amounts through 2012. The timing and manner in which the operating loss carryforwards may be utilized in any year by the Company will be limited by
Section 382 of the Internal Revenue Code.

Almost all of the Company's international sales are invoiced and settled in U.S. dollars. However, while sales to Japan are invoiced in U.S. dollars, the Company's U.S. dollar sales prices for cartridges (but not equipment) reflect twice yearly adjustments for changes in the Japanese Yen/U.S. dollar exchange rate. Cartridge revenues from Japan would have been approximately $0.3 million higher in 1997 if the Japanese Yen/U.S. dollar exchange rates in effect in 1996 were applied to 1997 sales prices. The growth in international sales in other countries may be affected by foreign exchange movements, in that potential customers may be discouraged from placing orders for U.S. dollar denominated products if changes in exchange rates are adverse to the customer. The recent currency turmoil in Southeast Asia is unlikely to have a significant effect on current sales, as countries in that region accounted for less than 1% of the Company's worldwide revenue in 1997.

A large part of the Company's cartridge production and all biosensor chip production is currently conducted in Canada. All cartridge production will be conducted in Canada in the latter half of 1998 after the Operations Consolidation discussed below. Most labor and overhead costs are incurred in Canadian currency funded by U.S. dollar transfers from the U.S. each week, while most raw material purchases are in U.S. dollars. In 1997, a Canadian foreign exchange gain of approximately $5,000 is included in Other Income and the foreign currency translation adjustment carried in stockholders' equity increased by approximately ($0.1) million to approximately ($0.3) million. The decline in the value of the Canadian dollar (by approximately 5% in 1997), has reduced the U.S. dollar cost of product produced in Canada.

The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.


OPERATIONS CONSOLIDATION

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly is anticipated to commence in May 1998 and be completed by August 1998. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expires in September 1998. The Company anticipates that it will relocate these activities to either its Plainsboro, New Jersey, facility (after the cartridge assembly operation currently located there is relocated to Ontario, Canada) or to another building in the general area of Princeton, New Jersey. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the potentially unoccupied Plainsboro facility until that lease expires in February

1999, and readdressing packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.4 million, with approximately $0.7 million being recorded as a charge to earnings in the first quarter of 1998.


IMPACT OF YEAR 2000

The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company determined that it will be required to modify some portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's system would not have an adverse effect on the Company's systems. The Company has determined that it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

The Company will utilize both internal and external resources to reprogram and test its computer software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The cost of the Year 2000 project is not expected to be material, as the required changes to internally supported software are small relative to the updates performed in the normal course of business and changes to externally supported software are covered by service contracts. The assessment of the costs of the project and the timing of the completion of Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Election of Directors" of the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the caption "Executive Compensation" of the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders" and "Election of Directors" of the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption "Certain Transactions" of the Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

(1) Financial Statements -- The following are included in Item 8:

                                                                                                           PAGE
Report of Independent Accountants............................................................................22

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1997............................................................23

Consolidated Balance Sheets at December 31, 1997 and 1996....................................................24

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 1997 ...........................................25

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 1997............................................................26

Notes to Consolidated Financial Statements...................................................................27


(2) Financial Statement Schedules -- The following are included in Item 14(d):
Report of Independent Accountants............................................................................38

Schedule II -- Valuation and Qualifying Accounts.............................................................39

Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable, not required or the equivalent information has been included in the consolidated financial statements and notes thereto or elsewhere herein.

(3) Exhibits:

EXHIBIT NO.         DESCRIPTION
(3.1)               Restated Certificate of Incorporation (Form S-8/S-3 Registration
                    Statement,File No. 33-48889)*

(3.2)               By-laws (Form 10-K for fiscal year ended December 31, 1996)*

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

EXHIBIT NO.         DESCRIPTION
(10.6)              Shareholders' Agreement, dated July 19, 1985, among the Registrant and certain of its stockholders, with amendments thereto (Form S-1
                    Registration Statement, File No. 33-44800)*

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

EXHIBIT NO.         DESCRIPTION
(10.34)**           Letter Agreement, dated June 6, 1996 between the Registrant and Roger
                    J. Mason (Form 10-Q for quarter ended June 30, 1996)*

(10.35)             Form of Officer Indemnification Agreement (Form 10-K for fiscal year ended December 31, 1996)*

(10.36)             Form of Director Indemnification Agreement (Form 10-K for fiscal year ended December 31, 1996)*

(10.37)             Amendment, dated November 20, 1996 to Lease Agreement dated May 27,
                    1993, between Linpro Princeton O.R. Offices II L.P. and the
                    Registrant. (Form 10-K for fiscal year ended December 31, 1996)*

(10.38)**           1985 Stock Option Plan, as amended

(10.39)**           Employment Agreement, dated January 23, 1998, between the Registrant and William P. Moffitt

(10.40)**           Non-Statutory Stock Option Agreement, dated January 23, 1998, between the Registrant and William P. Moffitt

(21)                Subsidiaries of the Registrant (Form S-1 Registration Statement, File
                    No. 33-44800)*

(23)                Consent of Coopers & Lybrand L.L.P., Independent Accountants

(24)                Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report.

(27)                Financial Data Schedule and restated Financial Data
                    Schedules for other periods

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

**This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                    i-STAT CORPORATION
                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


DESCRIPTION                                                                                                PAGE
Report of Independent Accountants............................................................................22

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997......................................................................................23

Consolidated Balance Sheets as of December 31, 1997 and 1996.................................................24

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 1997 ...........................................25

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997........................................................................26

Notes to Consolidated Financial Statements...................................................................27

                             REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of i-STAT Corporation:

We have audited the accompanying consolidated balance sheets of i-STAT Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of i-STAT Corporation and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                   Coopers & Lybrand L.L.P.



Princeton, New Jersey
January 23, 1998, except for paragraph 1 of Note 15,
  for which the date is March 4, 1998
                                    i-STAT CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands of dollars, except share and per share data      For the Years Ended December 31,
------------------------------------------------------------------------------------------------------
                                                        1997                 1996             1995
Net sales (inclusive of related party sales of
   $2,897, $961 and $25) .....................      $     37,840        $    30,330        $    20,102
Cost of sales ................................            30,962             26,291             22,013
                                                    ------------        -----------        -----------
   Gross profit (loss) .......................             6,878              4,039             (1,911)
Operating expenses:
   Research and development ..................             6,721              5,780              5,664
   General and administrative ................             5,761              5,778              4,937
   Sales and marketing .......................            13,020             11,991             11,506
                                                    ------------        -----------        -----------
      Total operating expenses ...............            25,502             23,549             22,107
                                                    ------------        -----------        -----------
         Operating loss ......................           (18,624)           (19,510)           (24,018)

Other income (expense):
   Investment income .........................             1,612              2,105              1,421
   Other .....................................                39                (51)              (411)
                                                    ------------        -----------        -----------
      Other income (expense), net ............             1,651              2,054              1,010
                                                    ------------        -----------        -----------
Net loss .....................................          ($16,973)          ($17,456)          ($23,008)
                                                    ============        ===========        ===========
Basic and diluted net loss per share .........            ($1.17)            ($1.31)            ($1.90)
                                                    ============        ===========        ===========
Shares used in computing basic and diluted
net loss per share ...........................        14,497,530         13,321,603         12,122,089
                                                    ============        ===========        ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                    i-STAT CORPORATION
                                CONSOLIDATED BALANCE SHEETS


In thousands of dollars, except share and per share data                                December 31,
----------------------------------------------------------------------------------------------------------
                                                                                    1997           1996
Assets
Current assets:
   Cash and cash equivalents ..............................................      $  32,914       $  28,417
   Accounts receivable, net of reserve for doubtful accounts of $109
      in 1997 and $195 in 1996 ............................................          5,206           4,948
   Inventories (Note 2) ...................................................          5,927           7,267
   Prepaid expenses and other current assets ..............................            775             955
                                                                                 ---------       ---------
      Total current assets ................................................         44,822          41,587
Plant and equipment, net (Note 3) .........................................         12,619          12,055
Intangible assets, net (Note 4) ...........................................          1,330           1,166
Other assets ..............................................................            399             557
                                                                                 ---------       ---------
      Total assets ........................................................      $  59,170       $  55,365
                                                                                 =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .......................................................      $   2,174       $   1,537
   Accrued expenses (Note 5) ..............................................          3,733           3,754
   Deferred revenue (Note 10) .............................................            218           3,240
                                                                                 ---------       ---------
      Total current liabilities ...........................................          6,125           8,531
                                                                                 ---------       ---------

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $.10 par value, shares authorized 7,000,000:
      Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued at December 31, 1997
         and December 31, 1996 ............................................             --              --
      Series B Preferred Stock, $.10 par value, 2,138,702 shares authorized
         and issued at December 31, 1997 and December 31, 1996 ............            214             214
   Common Stock, $.15 par value, shares authorized 25,000,000;
      shares issued 13,203,527 at December 31, 1997
      and 11,215,214 at December 31, 1996 .................................          1,981           1,682
   Treasury Stock at cost .................................................            (13)             --
   Additional paid-in capital .............................................        209,594         186,434
   Unearned compensation ..................................................           (181)            (19)
   Foreign currency translation adjustment ................................           (277)           (177)
   Accumulated deficit ....................................................       (158,273)       (141,300)
                                                                                 ---------       ---------
      Total stockholders' equity ..........................................         53,045          46,834
                                                                                 ---------       ---------
      Total liabilities and stockholders' equity ..........................      $  59,170       $  55,365
                                                                                 =========       =========


             The accompanying notes are an integral part of these consolidated financial statements.

                                    i-STAT CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                             PREFERRED STOCK                   COMMON STOCK
                                                           -------------------     -----------------------------------------
                                                                                                                  Additional
In thousands of dollars,                                     Number       Par        Number           Par           Paid-in
except share and per share data                            of Shares     Value     of Shares         Value          Capital
-------------------------------                            ---------     -----     ---------         -----          -------
   Balance, December 31, 1994 .........................           --       --      11,007,285       $1,651         $126,177

Shares issued at $1.50 to $14.85 per share
   under the 1985 Stock Option Plan (Note 9) ..........                               112,913           15              558
Warrants exercised at $7.50 per share .................                                 2,000            3               15
Restricted Stock issued at $23.13 per share ...........                                 1,500                            34
Compensation related to options
   issued net of forfeitures ..........................                                                               2,916
Shares (Series B Preferred Stock) issued
   to Hewlett-Packard Company at
   $28.50 per share ...................................    2,138,702    $214                                         58,998
Net unrealized investment gain ........................
Amortization of unearned compensation
   related to options and Restricted Stock ............
Purchase of Treasury Stock during year ................
Translation adjustment ................................
Net loss for the year .................................
                                                           ------------------------------------------------------------------
   Balance, December 31, 1995. ........................    2,138,702     214       11,123,698        1,669          188,698

Shares issued at $1.50 to $23.125 per share
   under the 1985 Stock Option Plan (Note 9) ..........                               111,347           16              706
Compensation related to options
   issued net of forfeitures ..........................                                                              (2,216)
Amortization of unearned compensation
   related to options and Restricted Stock ............
Purchase of Treasury Stock during year ................
Retirement of Treasury Stock during year ..............                               (19,831)          (3)            (754)
Translation adjustment ................................
Net loss for the year .................................
                                                           ------------------------------------------------------------------
   Balance, December 31, 1996..........................    2,138,702     214       11,215,214        1,682          186,434

Shares issued at $.525 to $23.125 per share
   under the 1985 Stock Option Plan (Note 9) ..........                               127,613           19              426
Private placement of Common Stock .....................                             1,850,000          278           22,555
Restricted Stock issued at $16.875 per share ..........                                10,700            2              179
Amortization of unearned compensation
   related to options and Restricted Stock ............
Purchase of Treasury Stock ............................
Translation adjustment ................................
Net loss for the year .................................
                                                           ------------------------------------------------------------------
   Balance, December 31, 1997. ........................    2,138,702    $214       13,203,527       $1,981         $209,594
                                                           ==================================================================



                                                                           Unearned
In thousands of dollars,                                   Treasury         Compen-                            Accumulated
except share and per share data                             Stock           sation            Other              Deficit
-------------------------------                             -----           ------            -----              -------
   Balance, December 31, 1994 .........................       --            ($274)           ($625)             ($100,836)

Shares issued at $1.50 to $14.85 per share
   under the 1985 Stock Option Plan (Note 9) ..........
Warrants exercised at $7.50 per share .................
Restricted Stock issued at $23.13 per share ...........                       (17)
Compensation related to options
   issued net of forfeitures ..........................                    (2,916)
Shares (Series B Preferred Stock) issued
   to Hewlett-Packard Company at
   $28.50 per share ...................................
Net unrealized investment gain ........................                                        625
Amortization of unearned compensation
   related to options and Restricted Stock ............                       853
Purchase of Treasury Stock during year ................    ($691)
Translation adjustment ................................                                        (98)
Net loss for the year .................................                                                           (23,008)
                                                           ---------------------------------------------------------------
   Balance, December 31, 1995. ........................     (691)          (2,354)             (98)              (123,844)

Shares issued at $1.50 to $23.125 per share
   under the 1985 Stock Option Plan (Note 9) ..........
Compensation related to options
   issued net of forfeitures ..........................                     2,216
Amortization of unearned compensation
   related to options and Restricted Stock ............                       119
Purchase of Treasury Stock during year ................      (66)
Retirement of Treasury Stock during year ..............      757
Translation adjustment ................................                                        (79)
Net loss for the year .................................                                                           (17,456)
                                                           ---------------------------------------------------------------
   Balance, December 31, 1996..........................       --              (19)            (177)              (141,300)

Shares issued at $.525 to $23.125 per share
   under the 1985 Stock Option Plan (Note 9) ..........
Private placement of Common Stock .....................
Restricted Stock issued at $16.875 per share ..........                      (181)
Amortization of unearned compensation
   related to options and Restricted Stock ............                        19
Purchase of Treasury Stock ............................      (13)
Translation adjustment ................................                                       (100)
Net loss for the year .................................                                                           (16,973)
                                                           ---------------------------------------------------------------
   Balance, December 31, 1997. ........................     ($13)           ($181)           ($277)             ($158,273)
                                                           ===============================================================

             The accompanying notes are an integral part of these consolidated financial statements.

                                    i-STAT CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands of dollars, except share and per share data                               For the Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                     1997            1996           1995
Cash flows from operating activities:
   Net loss .................................................................      ($16,973)      ($17,456)      ($23,008)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................         3,878          2,831          2,723
      Accounts receivable provision .........................................            53           145             85
      Write-off of patents ..................................................            --             --             90
      Gains on disposal of equipment ........................................           (27)            (8)            --
      Deferred revenue ......................................................        (3,022)        (3,136)        (1,374)
      Expense related to restricted stock and options .......................            19            119            853
Change in assets and liabilities:
   Accounts receivable ......................................................          (311)        (1,040)          (655)
   Inventories ..............................................................         1,340          1,256         (4,206)
   Prepaid expenses and other current assets ................................           180           (224)          (281)
   Accounts payable .........................................................           637            (17)        (1,429)
   Accrued expenses .........................................................           (21)         1,227            174
   Restricted cash, letter of credit ........................................           158             96            118
                                                                                   --------       --------       --------
      Net cash used in operating activities .................................       (14,089)       (16,207)       (26,910)
                                                                                   --------       --------       --------
Cash flows from investing activities:
   Purchases of investments .................................................       (22,976)            --        (10,032)
   Sales of investments .....................................................        22,976          2,025         25,532
   Purchase of equipment ....................................................        (4,376)        (5,180)        (4,619)
   Cost of intangible assets ................................................          (259)          (311)          (227)
   Proceeds from sale of equipment ..........................................            56             19             --
                                                                                   --------       --------       --------
      Net cash used in investing activities .................................        (4,579)        (3,447)        10,654
                                                                                   --------       --------       --------
Cash flows from financing activities:
   Proceeds from sale of Common Stock .......................................           445            656            608
   Net proceeds from private placement of Common Stock ......................        22,833             --             --
   Proceeds from sale of Preferred Stock ....................................            --             --         59,212
   Purchase of Treasury Stock ...............................................           (13)            --           (691)
                                                                                   --------       --------       --------
      Net cash provided by financing activities .............................        23,265            656         59,129
                                                                                   --------       --------       --------
Effect of currency exchange rate changes on cash ............................          (100)           (79)           (98)
                                                                                   --------       --------       --------
   Net increase (decrease) in cash and cash equivalents .....................         4,497        (19,077)        42,775
   Cash and cash equivalents at beginning of year ...........................        28,417         47,494          4,719
                                                                                   --------       --------       --------
   Cash and cash equivalents at end of year .................................      $ 32,914       $ 28,417       $ 47,494
                                                                                   ========       ========       ========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes ...............................................            --             --             --
                                                                                   ========       ========       ========
   Cash paid for interest ...................................................            --       $      1       $      1
                                                                                   ========       ========       ========
Supplemental disclosures of cash flow information and non cash investing and financing activities:
   Equipment purchases included in accounts payable at year end .............      $     33       $    136       $    361
                                                                                   ========       ========       ========

             The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Patents, Licenses and Trademarks

Costs to obtain and maintain patents, licenses and trademarks are capitalized and amortized on a straight-line basis over their estimated useful lives or a period of 17 years, whichever is shorter. The Company reviews these items on a regular basis for realization.

                               i-STAT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Unearned Compensation

Unearned compensation related to stock options and Restricted Stock awards is amortized over the period during which the options become exercisable or Restricted Stock awards are earned.


Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109), which requires an asset and liability approach for financial accounting and reporting of income taxes. In addition, deferred income taxes are adjusted for changes in income tax rates.


Revenue Recognition

Revenues are recorded at time of shipment of products or performance of services. Revenues from service contracts are recognized in earnings over the terms of the contract.


Basic and Diluted Loss per Share

The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which requires the presentation of basic earnings per share
(EPS), and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has not included potential common shares in the diluted per-share computation as the result is antidilutive.

The numerator and denominator of the basic and diluted per share computations were as follows:

In thousands of dollars,
except shares and per share amount                 For the Year Ended December 31, 1997
---------------------------------------------------------------------------------------------
                                                Loss           Shares        Per-Share Amount
Basic and diluted EPS
Loss available to Common Stockholders...    ($ 16,973)         14,497,530      ($ 1.17)
                                            ===========================================

In thousands of dollars,
except shares and per share amount                For the Year Ended December 31, 1996
---------------------------------------------------------------------------------------------
                                               Loss            Shares        Per-Share Amount
Basic and diluted EPS
Loss available to Common Stockholders...    ($ 17,456)         13,321,603      ($ 1.31)
                                            ===========================================

In thousands of dollars,
except shares and per share amount                For the Year Ended December 31, 1995
---------------------------------------------------------------------------------------------
                                               Loss             Shares       Per-Share Amount
Basic and diluted EPS
Loss available to Common Stockholders...    ($ 23,008)         12,122,089      ($ 1.90)
                                            ===========================================

Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculations since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock.

Options to purchase 1,637,704 shares of common stock at $1.50 - $34.11 per share, which expire on various dates from May 1998 to October 2007, were outstanding at December 31, 1997. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

                               i-STAT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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


Concentration of Credit Risk

The Company's significant concentrations of credit risk are with its cash and cash equivalents and accounts receivable. Substantially all the Company's cash and cash equivalents at December 31, 1997 were invested in the securities of a single U.S. Government Agency. Accounts receivable are generally with major hospitals. The Company provides credit to its customers on an unsecured basis after evaluating their credit status.


Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt this standard in 1998 and believes the principle component of comprehensive income will be foreign currency translation.

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

In February 1998 the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement modifies financial statement disclosures related to pension and other postretirement plans, including standardization of disclosures for pension plans and other postretirement plans, permitting the aggregation of information regarding certain plans, additional disclosures related to the change in benefit obligations and the fair value of plan assets, and elimination of certain other disclosures. As with SFAS Nos. 130 and 131, this statement addresses disclosure issues and therefore will not have an effect on the Company's financial positions or results of operations, and is effective for periods beginning after December 15, 1997.


Reclassification

Certain reclassifications have been made to 1995 and 1996 amounts to conform them to the 1997 presentation.


2. INVENTORIES

Inventories consist of the following:

In thousands of dollars                                      December 31,
--------------------------------------------------------------------------------
                                                      1997                 1996
Raw materials ........................               $2,206               $2,477
Work in process ......................                1,482                1,596
Finished goods .......................                2,239                3,194
                                                     ------               ------
                                                     $5,927               $7,267
                                                     ======               ======

                               i-STAT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. PLANT AND EQUIPMENT

Plant and equipment, net, consists of the following:

In thousands of dollars                                      December 31,
-------------------------------------------------------------------------------
                                                         1997            1996
Equipment loaned to customers ..................       $  1,945        $  1,193
Manufacturing equipment ........................         23,299          20,344
Furniture and fixtures .........................            907             762
Leasehold improvements .........................          3,326           2,992
                                                       --------        --------
                                                         29,477          25,291
Less accumulated depreciation and amortization .        (16,858)        (13,236)
                                                       --------        --------
                                                       $ 12,619        $ 12,055
                                                       ========        ========

Depreciation expense was approximately $3,622,000, $2,479,000 and $2,685,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Accumulated depreciation and amortization includes accumulated depreciation on loaned equipment of approximately $1,000,000 and $672,000 for the years ended December 31, 1997 and 1996 respectively.


4. INTANGIBLE ASSETS

Intangible assets, net, consist of the following:

In thousands of dollars                                     December 31,
-------------------------------------------------------------------------------
                                                      1997                1996
Patents, licenses and trademarks .........           $ 1,699            $ 1,440
Less accumulated amortization ............              (369)              (274)
                                                     -------            -------
                                                     $ 1,330            $ 1,166
                                                     =======            =======

Amortization expense was approximately $95,000, $73,000 and $38,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


5. ACCRUED EXPENSES

Accrued expenses consist of the following:

In thousands of dollars                                        December 31,
--------------------------------------------------------------------------------
                                                          1997             1996
Accrued management incentive awards ..........           $  311           $   75
Payroll and withholding taxes ................            1,099              695
Professional fees ............................              490              398
Accrued commissions ..........................              211              280
Accrued warranty expense .....................              185              174
Other ........................................            1,437            2,132
                                                         ------           ------
Total accrued expenses .......................           $3,733           $3,754
                                                         ======           ======


6. LEASING TRANSACTIONS

The Company's lease for its manufacturing facility in Ontario, Canada expires in February 1999 and is subject, at the Company's option, to one five-year option to renew. Rent expense was approximately $342,000, $335,000 and $254,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company's lease for its administrative, marketing and selected research and development facility in Princeton, New Jersey, expires in September 1998. Rent expense for this facility was approximately $490,000, $484,000 and $483,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                               i-STAT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company's lease for its assembly facility in Plainsboro, New Jersey expires in February 1999 and is subject, at the Company's option, to one five-year option to renew. At December 31, 1997, other assets include $315,000 in restricted cash which acts as collateral for the leasehold improvements made in the facility. Rent expense for this facility was approximately $441,000, $357,000 and $359,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In November 1996, the Company entered into a lease for additional space in the assembly facility in Plainsboro, New Jersey. Rental payments on this additional space began in 1997.

As of December 31, 1997, future minimum lease payments are as follows:

Year Ending December 31,: In thousands of dollars                     Operating Leases
1998 .....................................................                $1,011
1999 .....................................................                   117
                                                                          ------
Total minimum lease payments .............................                $1,128
                                                                          ======


7. PREFERRED STOCK

The Company has authorized 7,000,000 shares of preferred stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors. In June 1995 the Board designated 1,500,000 shares as Series A
Junior Participating Preferred Stock that may be issued in the future in connection with certain shareholder protection measures. Also in June 1995 the Board designated 2,138,702 shares as Series B Preferred Stock (the "Series B Stock"). The Series B Stock is convertible into Common Stock on a 1:1 basis, subject to certain potential adjustments and has substantially the same characteristics as the Common Stock. The Series B Stock was issued to Hewlett-Packard Company ("HP") at $28.50 per share in July 1995 for net proceeds of approximately $59.2 million.


8. COMMON STOCK OFFERING

In June 1997, the Company completed the issuance of 1,850,000 common shares through a private offering, resulting in net proceeds (after deducting issuance costs) of $22,832,506. The proceeds of the offering were used to further implement marketing plans, for product research and development programs and for working capital and other general corporate purposes.


9. STOCK OPTIONS AND RESTRICTED STOCK

As incentives to Company personnel and others, the Board of Directors from time to time grants options to purchase shares of the Company's Common Stock. All options are granted under the 1985 Stock Option Plan ("the Plan"). The maximum number of issuable shares of Common Stock is 3,000,000 of which 862,662 are available for grant at December 31, 1997. Options under the Plan can be issued until November 26, 2005. The option price generally is based upon the fair market value of the Company's Common Stock at the time of the grant. Unexercised options expire five to ten years from the date of grant or three months following termination of the optionee's employment, whichever occurs first.

During 1995, the Company implemented a Strategic Milestone Stock Award Program in which employees (including most executive officers) were eligible to participate. Under this program, options were granted under the Company's 1985 Stock Option Plan to purchase up to 764,387 shares of Common Stock. The exercise price of the options granted was $23.125 per share, representing the fair market value of the Common Stock at the inception of the program. These options became exercisable if two pre-selected milestones were met, on the basis of approximately 50% of the underlying shares for each milestone. The options vest over two years from the attainment of the applicable milestone. During the first quarter of 1996 the Company achieved its first milestone under its Strategic Milestone Stock Award Program; the second milestone was not achieved. In connection with the achievement of the first milestone, an aggregate amount of $33,000 was recognized as a non-cash compensation expense over the 27 month period from September 1995 to December 1997.

                               i-STAT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The table below is a summary of stock option activity under the Plan for the years 1995, 1996, and 1997:

                                                                          Weighted     Weighted
                                                           Options         Average      Average
                                                           Granted        Exercise    Fair Value     Range of
                                             Options         and          Price per   per Option     Exercise
                                           Exercisable   Outstanding        Share       Granted       Prices
                                           -----------   -----------      --------      -------   -----------------
Balance December 31, 1994................    584,406                       $  5.80
Balance December 31, 1994................                1,031,868         $  8.61                $ 0.53 - $ 18.50
Options granted..........................                  185,638         $ 21.17      $ 14.60
Options exercised........................                 (112,913)       ($  5.09)
Options forfeited........................                  (20,432)       ($  9.69)
                                           -----------   -----------      --------      -------   -----------------
Balance December 31, 1995................    650,780                       $  7.71
Balance December 31, 1995................                1,084,161         $ 11.11                $ 0.53 - $ 34.31
Options granted..........................                  218,026         $ 23.74      $ 16.61
Options granted -- Strategic Milestone
   Stock Award Program...................                  764,387         $ 23.13      $ 15.70
Options exercised........................                 (111,347)       ($  6.49)
Options forfeited........................                  (81,978)       ($ 21.51)
Options forfeited -- Strategic Milestone
   Stock Award Program ..................                 (381,050)       ($ 23.13)
                                           -----------   -----------      --------      -------   -----------------
Balance December 31, 1996................    746,700                       $  9.79
Balance December 31, 1996................                1,492,199         $ 15.82                $ 0.53 - $ 34.31
Options granted..........................                  327,523         $ 13.10       $ 7.49
Options exercised........................                 (127,613)       ($  3.49)
Options forfeited........................                  (54,405)       ($ 19.96)
                                           -----------   -----------      --------      -------   -----------------
Balance December 31, 1997................    937,322                       $ 14.69
Balance December 31, 1997................                1,637,704         $ 16.10                $ 1.50 - $ 34.31
                                           ===========   ===========      ========      =======   =================

The weighted average remaining contractual lives of outstanding options at December 31, 1997 was approximately 4.8 years.

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

In thousands of dollars, except per share data           1997              1996              1995
                                                     ----------        ----------        ----------
Pro forma net loss ...........................       ($  19,426)       ($  22,038)          (23,801)
Pro forma basic and diluted net loss per share       ($    1.34)       ($    1.65)       ($    1.96)

                               i-STAT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of options by the Company. The pro forma additional compensation expense of $2,453,000, $4,582,000 and $793,000 for 1997, 1996 and 1995, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:


                                               1997          1996          1995
                                               ----          ----          ----
Dividend yield .......................              0%            0%            0%
Expected volatility ..................          57.28         56.44         56.44
Risk free interest rate ..............           6.71%         6.40%         7.12%
Expected option lives ................        5 years       8 years       8 years

The Company has a restricted stock plan whereby the Company can award up to 60,000 shares of common stock to employees. The sale or transfer of the shares is limited during the restricted period, not exceeding four years. For the year ended December 31, 1997, the Company awarded 10,700 shares of restricted common stock which had a fair value at the date of grant of approximately $180,000. For the year ended December 31, 1996, the Company did not award shares of restricted common stock. Compensation under the plan is charged to earnings over the restriction period and amounted to approximately $2,000, $31,000, and $109,000 in 1997, 1996 and 1995, respectively. At December 31, 1997, 18,350 shares of common stock were available for issuance under the restricted stock plan.


10. DEVELOPMENT, DISTRIBUTION AND MANUFACTURING RIGHTS AGREEMENTS

In August 1988, the Company entered into development, distribution and instrument manufacturing license agreements with two Japanese companies. Total sales under these agreements were $7,929,000, $7,492,000 and $2,887,000 for the years ended December 31, 1997, 1996 and 1995, respectively, including deferred revenue of $3,111,000, $3,151,000 and $1,374,000, respectively. In addition, total sales for the year ended December 31, 1997 includes a payment, in the fourth quarter, of $900,000, net of Japanese withholding taxes, received as a development milestone payment for creatinine. The Company also has other license and distribution agreements, including agreements with HP (see Note 13).


11. INCOME TAXES

At December 31, 1997, the Company had a net operating loss carryforward of approximately $139,000,000 for United States Federal income tax purposes which expires in varying amounts through 2012. The Company also has unused research and development tax credits of approximately $1,188,000 for United States Federal income tax purposes which expire in varying amounts through 2012. Additionally, the Company has unused Canadian investment tax credits of approximately $2,697,000 which expire in varying amounts through 2005. The timing and manner in which the operating loss carryforwards and credits may be utilized in any year by the Company will be limited by Internal Revenue Code
Section 382.

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax debits due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 1997 and 1996 was approximately $7,980,000 and $3,437,000, respectively.

                               i-STAT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Temporary differences and carryforwards which give rise to the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                     1997                1996
                                                 Deferred Tax         Deferred Tax
In thousands of dollars                       Assets (Liabilities) Assets (Liabilities)
-----------------------                       -------------------- --------------------
Net Operating Loss -- U.S. .................         $ 47,322          $ 41,439
Net Operating Loss -- Canada ...............            1,554               858
Net Operating Loss -- Province (Can) .......            1,298               846
State Taxes ................................            8,057             7,116
Deferred Revenue ...........................               36             1,101
Tax Credits -- U.S. ........................            1,188             1,100
Tax Credits -- Canada ......................            2,697             2,221
Intangibles ................................             (373)             (268)
Depreciation -- U.S. .......................              363               104
Depreciation -- Canada .....................              353               180
Depreciation -- Province (Can) .............              189               160
Other ......................................            1,298             1,145
                                                      -------           -------
                                                       63,982            56,002
                                                      -------           -------
Valuation Allowance -- U.S. ................          (49,833)          (44,621)
Valuation Allowance -- Canada ..............           (4,605)           (3,259)
Valuation Allowance -- Province (Can) ......           (1,487)           (1,006)
Valuation Allowance -- State ...............           (8,057)           (7,116)
                                                      --------          --------
Total Deferred Taxes .......................         $     --          $     --
                                                     =========         =========


12. SAVINGS AND INVESTMENT RETIREMENT PLAN

i-STAT has a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code, as amended, whereby substantially all full-time employees are eligible to participate. i-STAT has not made any matching contributions to the Plan.


13. RELATED PARTY TRANSACTIONS

One director of the Company has provided consulting services to the Company. Consulting fees incurred totaled approximately $30,000 for each of the years ended December 31, 1997, 1996 and 1995.

The Company had the following activity with HP, primarily related to license and distribution agreements.

In thousands of dollars                    1997            1996            1995
                                          ------          ------          ------
Revenues .......................          $2,897          $  961          $   25
Purchases ......................          $1,192          $  370          $   14
Receivable at year end .........          $  379          $   67          $    7
Payable at year end ............          $   26          $  158          $   --


14. SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

Maintenance and repairs expense for the years ended December 31, 1997, 1996 and 1995 was approximately $757,000, $723,000 and $675,000, respectively.

                               i-STAT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgement in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. However, if the plaintiff should appeal and prevail on this issue, a prospect which the Company believes to be highly unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it has reason to believe that the patent was invalid and unenforceable.

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all other similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company and individual defendants filed an answer to the complaint on August 20, 1996, denying all the pertinent charging allegations. No formal discovery has yet been taken. Based on its review of the allegations, the Company believes that there are numerous substantial factual and legal defenses to the charges. Furthermore, the Company believes that the case law in New Jersey is not favorable to plaintiff's fraud on the market theory for common law claims, and is endeavoring to obtain an early determination on this issue. Based on that belief, and certain stipulations as to plaintiff's lack of reliance on the alleged inadequate disclosure, the Company and the individual named defendants filed a Motion for Summary Judgment in December 1997, which will be decided on a date to be determined by the Court. The Company believes the complaint is without merit and intends to vigorously contest it. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial positions, results of operations and cash flows of the Company.

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

                               i-STAT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. GEOGRAPHIC SEGMENT DATA

The Company is engaged in the development, manufacturing and marketing of its proprietary blood analysis products in the health care sector.

The Company's operations are classified into the following geographic areas:


In thousands of dollars                      Year Ended December 31,
--------------------------------------------------------------------------------
                                   1997               1996                1995
Operating Loss:
Domestic ..............          ($16,328)          ($17,631)          ($23,613)
Canada ................            (2,296)            (1,879)              (405)
                                 --------           --------           --------
Total .................          ($18,624)          ($19,510)          ($24,018)
                                 ========           ========           ========

In thousands of dollars                         Year Ended December 31,
--------------------------------------------------------------------------------
                                        1997             1996             1995
Identifiable Assets:
Domestic ....................          $51,033          $47,173          $66,794
Canada ......................            8,137            8,192            7,256
                                       -------          -------          -------
Total .......................          $59,170          $55,365          $74,050
                                       =======          =======          =======

In thousands of dollars                         Year Ended December 31,
--------------------------------------------------------------------------------
                                        1997             1996              1995
Net Sales:
Domestic ....................          $25,300          $20,878          $16,194
Canada ......................              245              286              190
Japan .......................            7,929            7,492            2,887
Other International .........            4,366            1,674              831
                                       -------          -------          -------
Total .......................          $37,840          $30,330          $20,102
                                       =======          =======          =======


17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                         1997
In thousands of dollars,                                   First                Second              Third              Fourth
except share and per share data                           Quarter              Quarter             Quarter             Quarter
--------------------------------------------------------------------------------------------------------------------------------
Net sales .......................................             $7,806              $9,146              $9,645        $     11,243
Gross profit ....................................             $1,473              $1,888              $1,752        $      1,765
Net loss ........................................            ($3,993)            ($4,485)            ($4,376)       ($     4,119)
Basic and diluted net loss per share ............             ($0.30)             ($0.32)             ($0.29)       ($      0.27)
Weighted average shares used in
   computing basic and diluted net loss per share         13,362,138          14,032,395          15,273,690          15,315,889

                                                                                         1996
In thousands of dollars,                                   First                Second              Third              Fourth
except share and per share data                           Quarter              Quarter             Quarter             Quarter
--------------------------------------------------------------------------------------------------------------------------------
Net sales .......................................             $6,411              $6,740              $7,772        $      9,407
Gross profit ....................................               $612                $104              $1,122        $      2,201
Net loss ........................................            ($4,287)            ($5,102)            ($4,009)       ($     4,058)
Basic and diluted net loss per share ............             ($0.32)             ($0.38)             ($0.30)       ($      0.30)
Weighted average shares used in
   computing basic and diluted net loss per share         13,284,845          13,324,591          13,326,127          13,350,836

Basic and diluted net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year basic and diluted net loss per common share amounts.

                               i-STAT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18. SUBSEQUENT EVENTS

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly is anticipated to commence in May 1998 and be completed by August 1998. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expires in September 1998. The Company anticipates that it will relocate these activities to either its Plainsboro, New Jersey, facility (after the cartridge assembly operation currently located there is relocated to Ontario, Canada) or to another building in the general area of Princeton, New Jersey. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the potentially unoccupied Plainsboro facility until that lease expires in February 1999, and readdressing packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.4 million, with approximately $0.7 million being recorded as a charge to earnings in the first quarter of 1998.

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

Princeton, New Jersey                                   Coopers & Lybrand L.L.P.
January 23, 1998, except for paragraph 1 of Note 15, for which the date is March 4, 1998

                                                                     SCHEDULE II

                               i-STAT CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                            Balance at    Charged to    Charged to                    Balance at
                                            Beginning     Costs and       Other                        end of
In thousands of dollars                     of Period     Expenses      Accounts      Deductions       Period
----------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1997:
Reserve for Doubtful Accounts .......       $   195       $    53            --       ($  139)*       $   109
                                            =======       =======       =======       =======         =======
For the year ended December 31, 1996:
Reserve for Doubtful Accounts .......       $   110       $   144            --       ($   59)*       $   195
                                            =======       =======       =======       =======         =======
For the year ended December 31, 1995:
Reserve for Doubtful Accounts .......       $    25       $    85            --            --         $   110
                                            =======       =======       =======       =======         =======
For the year ended December 31, 1994:
Reserve for Doubtful Accounts .......       $    25            --            --            --         $    25
                                            =======       =======       =======       =======         =======
For the year ended December 31, 1997:
Tax Valuation Reserve ...............       $56,002       $ 7,980            --            --         $63,982
                                            =======       =======       =======       =======         =======
For the year ended December 31, 1996:
Tax Valuation Reserve ...............       $52,565       $ 3,437            --            --         $56,002
                                            =======       =======       =======       =======         =======
For the year ended December 31, 1995:
Tax Valuation Reserve ...............       $40,832       $11,733            --            --         $52,565
                                            =======       =======       =======       =======         =======
For the year ended December 31, 1994:
Tax Valuation Reserve ...............       $29,888       $10,944            --            --         $40,832
                                            =======       =======       =======       =======         =======

* Trade accounts receivable written off against the reserve for doubtful accounts.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New Jersey on the 23rd day of March, 1998.

                                    i-STAT CORPORATION

                                    By: /s/ William P. Moffitt
                                       --------------------------
                                    William P. Moffitt
                                    President and Chief Executive Officer

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

SIGNATURE                                TITLE                                             DATE
/s/ William P. Moffitt                   President, Chief Executive Officer                March 23, 1998
--------------------------               and Director (Principal Executive Officer)
William P. Moffitt

/s/ Roger J. Mason                       Vice President of Finance, Treasurer              March 23, 1998
--------------------------               and Chief Financial Officer (Principal
Roger J. Mason                           Financial and Accounting Officer)

/s/ J. Robert Buchanan                   Director                                          March 23, 1998
--------------------------
J. Robert Buchanan

/s/ James A. Cyrier                      Director                                          March 23, 1998
--------------------------
James A. Cyrier

/s/ Curtis J. Crawford                   Director                                          March 23, 1998
--------------------------
Curtis J. Crawford

/s/ Richard Hodgson                      Director                                          March 23, 1998
--------------------------
Richard Hodgson

/s/ Imants R. Lauks                      Director                                          March 23, 1998
--------------------------
Imants R. Lauks

/s/ Matthias Plum, Jr                    Director                                          March 23, 1998
--------------------------
Matthias Plum, Jr.

/s/ Lionel N. Sterling                   Director                                          March 23, 1998
--------------------------
Lionel N. Sterling

EXHIBIT NO.       DESCRIPTION

(10.38)           1985 Stock Option Plan, as amended

(10.39) Employment Agreement, dated January 23, 1998, between the Registrant and William P. Moffitt

(10.40) Non-Statutory Stock Option Agreement, dated January 23, 1998, between the Registrant and William P. Moffitt

23                Consent of Coopers & Lybrand L.L.P., Independent Accountants

24 Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this report.

27 Financial Data Schedule and restated Financial Data Schedules for other periods