Form 10-Q
period 1998-03-31
I STAT CORPORATION /DE/
filed 1998-05-11
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

      Yes    /X/                                         No / /

The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class                                                     April 29, 1998

Common Stock, $ .15 par value                             13,223,710

                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      NUMBER
                                                                                      ------

PART I   FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Consolidated Condensed Statements of Operations and Comprehensive Income
            for the three months ended March 31, 1998 and 1997 ....................     3

         Consolidated Condensed Balance Sheets
            as of March 31, 1998 and December 31, 1997 ............................     4

         Consolidated Condensed Statements of Cash Flows for the three
            months ended March 31, 1998 and 1997 ..................................     5

         Notes to Consolidated Condensed Financial Statements .....................   6-8

         ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .............................  9-12

PART II  OTHER INFORMATION

         ITEM 1 - Legal Proceedings ...............................................    13

         ITEM 6 - Exhibits and Reports on Form 8-K ................................    14

SIGNATURES ........................................................................    15

                               i-STAT CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
           (In thousands of dollars, except share and per share data)
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                               --------------------------------
                                                    1998                1997
                                               ------------        ------------
Net sales ..............................       $      8,786        $      7,806

Cost of sales ..........................              7,690               6,333
                                               ------------        ------------
          Gross profit .................              1,096               1,473
                                               ------------        ------------
Operating expenses:

     Research and development ..........              1,769               1,569

     General and administrative ........              1,855               1,507

     Consolidation of operations .......                736                  --

     Sales and marketing ...............              3,272               2,732
                                               ------------        ------------
       Total operating expenses ........              7,632               5,808
                                               ------------        ------------
          Operating loss ...............             (6,536)             (4,335)
                                               ------------        ------------
Other income (expense), net ............                409                 341
                                               ------------        ------------
Net loss ...............................             (6,127)             (3,994)
                                               ------------        ------------
Other comprehensive income/(loss)
     Foreign currency translation ......                 (7)                  1
                                               ------------        ------------
Comprehensive loss .....................       $     (6,134)       $     (3,993)
                                               ============        ============
Basic and diluted net loss per share ...       $      (0.40)       $      (0.30)
                                               ============        ============
Shares used in computing basic and
     diluted net loss per share ........         15,355,804          13,362,138
                                               ============        ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (In thousands of dollars, except share and per share data)
                                   (unaudited)

                                                                               March 31,       December 31,
                                                                                 1998              1997
                                                                               ---------       -----------
                              ASSETS
Current assets:

     Cash and cash equivalents .........................................       $  28,758        $  32,914

     Accounts receivable, net ..........................................           4,456            5,206

     Inventories .......................................................           5,902            5,927

     Prepaid expenses and other current assets .........................             707              775
                                                                               ---------        ---------
          Total current assets .........................................          39,823           44,822

Plant and equipment, net of accumulated depreciation of
     $17,942 and $16,858 ...............................................          12,925           12,619

Other assets ...........................................................           1,588            1,729
                                                                               ---------        ---------
          Total assets .................................................       $  54,336        $  59,170
                                                                               =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable ..................................................       $   2,193        $   2,174

     Accrued expenses ..................................................           4,892            3,733

     Deferred revenue ..................................................             223              218
                                                                               ---------        ---------
          Total current liabilities ....................................           7,308            6,125
                                                                               ---------        ---------
Stockholders' equity:

     Preferred Stock, $.10 par value, shares authorized 7,000,000:

          Series A Junior Participating Preferred Stock, $.10 par value,
          1,500,000 shares authorized; none issued .....................              --               --

          Series B Preferred Stock, $.10 par value,
          2,138,702 shares authorized and issued .......................             214              214

     Common Stock, $.15 par value, shares authorized 25,000,000;
          shares issued 13,224,227 at March 31, 1998 and 13,203,527 at
          December 31, 1997 ............................................           1,984            1,981

     Additional paid-in capital ........................................         209,879          209,594

     Other, net ........................................................            (384)            (194)

     Accumulated deficit ...............................................        (164,407)        (158,273)

     Accumulated other comprehensive loss related to
          foreign currency translation .................................            (258)            (277)
                                                                               ---------        ---------
               Total stockholders' equity ..............................          47,028           53,045
                                                                               ---------        ---------
               Total liabilities and stockholders' equity ..............       $  54,336        $  59,170
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

                                                                              Three Months Ended
                                                                                  March 31,
                                                                           ------------------------
                                                                             1998            1997
                                                                           --------        --------
Cash flows from operating activities:
     Net loss ......................................................       $ (6,127)       $ (3,994)
     Adjustments to reconcile net loss to net cash used in operating
          activities ...............................................            930             107
     Change in assets and liabilities ..............................          2,193             574
                                                                           --------        --------
          Net cash used in operating activities ....................         (3,004)         (3,313)
                                                                           --------        --------
Cash flows from investing activities:
     Purchase of equipment .........................................         (1,390)         (1,349)
     Other .........................................................            (45)            (29)
                                                                           --------        --------
          Net cash used in investing activities ....................         (1,435)         (1,378)
                                                                           --------        --------
Cash flows from financing activities:
     Proceeds from sale of Common Stock ............................            288             102
                                                                           --------        --------
          Net cash provided by financing activities ................            288             102
                                                                           --------        --------
Effect of currency exchange rate changes on cash ...................             (5)            (27)
                                                                           --------        --------
Net decrease in cash and cash equivalents ..........................         (4,156)         (4,616)
Cash and cash equivalents at beginning of period ...................         32,914          28,417
                                                                           --------        --------
Cash and cash equivalents at end of period .........................       $ 28,758        $ 23,801
                                                                           ========        ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of Presentation

         The information presented as of March 31, 1998 and 1997, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

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

         The numerator and denominator of the basic and diluted per share computations were as follows:

In thousands of dollars, except shares and per share amount                    For the Quarter Ended March 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                                              Loss              Shares     Per-Share Amount Before
                                                                                          Comprehensive Income/(Loss)

Basic and diluted EPS
Loss available to Common Stockholders                       $(6,127)          15,355,804             $(0.40)
                                                            -----------------------------------------------

In thousands of dollars, except shares and per share amount                    For the Quarter Ended March 31, 1997
-------------------------------------------------------------------------------------------------------------------
                                                              Loss              Shares     Per-Share Amount Before
                                                                                          Comprehensive Income/(Loss)
Basic and diluted EPS
Loss available to Common Stockholders                       $(3,994)          13,362,138              $(0.30)
                                                            ------------------------------------------------

         Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculations since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock.

         Options to purchase 2,279,396 shares of common stock at $1.50 - $34.11 per share, which expire on various dates from May 1998 to January, 2008, were outstanding at March 31, 1998. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

         Recently Issued Accounting Pronouncements:

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 " Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard as of the end of 1998 and is currently evaluating the impact of this standard on the Company's required disclosure.

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement modifies financial statement disclosures related to pension and other postretirement plans, including standardization of disclosures for pension plans and other postretirement plans, permitting the aggregation of information regarding certain plans, additional disclosures related to the change in benefit obligations and the fair value of plan assets, and elimination of certain other disclosures. As with SFAS Nos. 130 and 131, this statement addresses disclosure issues and therefore will not have an effect on the Company's financial position or results of operations, and the Company is required to adopt this standard as of the end of 1998.

         Reclassification:

         Certain reclassifications have been made to 1997 amounts to conform them to the 1998 presentation.

3.       Inventories

         Inventories consist of the following:

                                          March 31, 1998       December 31, 1997
                                          --------------       -----------------
                                                 (In thousands of dollars)

         Raw materials                        $1,959                 $2,206
         Work in process                       2,483                  1,482
         Finished goods                        1,460                  2,239
                                              ------                 ------
                                              $5,902                 $5,927
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

         The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all other similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with
                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

         certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. However, if the plaintiff should appeal and prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

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

5.       Consolidation of Operations

         In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly is anticipated to commence in May 1998 and be completed by August 1998. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the quarter that they would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expires in September 1998. The Company anticipates that it will relocate these activities to another building in the general area of Princeton, New Jersey. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expires in February 1999, and readdressing packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.7 million, with approximately $0.7 million being recorded as a charge to earnings in the three months ended March 31, 1998. The charge to earnings in the first quarter of 1998 comprises approximately $0.4 million for severance and retention payments, and approximately $0.3 million for lease costs in respect of the unoccupied Plainsboro facility.
         Retention payments are charged to expense over the retention period.

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

         The Company's revenues are affected principally by the number of hospitals using the i-STAT(R) System and the rate at which i-STAT's disposable cartridges are used by these hospitals. This, in turn, is highly dependent upon the willingness of hospitals to adapt their traditional blood diagnostic testing approaches to the point-of-care system advocated by the Company. During 1997 the Company continued to focus its marketing efforts primarily on potential large scale adopters of the i-STAT System. Such high volume customers tend to require a longer sales cycle as the marketing focus with respect to such customers is on having these customers re-engineer or replace their "stat" lab departments with the i-STAT System, as compared to other potential customers who may be using the i-STAT System as a supplement to their existing arrangements. To further this strategy, in early 1997 the Company expanded its policy of offering substantial price discounts to high volume users. These volume discounts are only provided to customers who commit to purchase 18,000 or more cartridges per year, with the highest discounts going to purchasers of 120,000 or more cartridges per year. The Company believes that this strategy will accelerate the rate of market penetration for its products and thus have a beneficial long-term effect upon revenue growth. However, the near-term rate of growth in sales revenue and gross margin will be adversely impacted by both the longer sales cycle and the lower cartridge prices that such high volume customers may receive.

         Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. In the long-term, the Company hopes to realize significant cartridge revenue growth and royalty revenues from the sale of the Integrated Analyzer by HP. However, in the near-term revenue growth from sales of the Integrated Analyzer is expected to be insignificant because of the uncertainties associated with new product introduction and because some of the initial purchasers of the Integrated Analyzer will be existing users of the hand-held analyzer sold by the Company.

Results of Operations

         Three Months Ended March 31, 1998

         The Company generated revenues of approximately $8.8 million and $7.8 million for the three months ended March 31, 1998 and 1997, respectively, including international revenues (as a percentage of total revenues) of $2.5 million (28.2%) and $2.3 million (28.9%), respectively. Sales to the Company's Japanese marketing partners represented approximately 10.9% and 21.8% of the Company's worldwide sales for the three months ended March 31, 1998 and 1997, respectively. International sales included deferred Japanese revenue of approximately $0.8 million (9.9% of total revenues) for the three months ended March 31, 1997. There was no comparable deferred revenue in the three months ended March 31, 1998, as the balance of such deferred revenue was fully amortized to income at December 31, 1997.

         The $1.8 million (25.4%) increase in product revenues (excluding the deferred revenue of $0.8 million in the same period of the prior year) was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 36.1% to 1,284,575 units in the three months ended March 31, 1998, from 943,975 units in the three months ended March 31, 1997. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.64 to $4.90 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers that receive lower cartridge list price.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Gross profit decreased by approximately $0.4 million to $1.1 million in the quarter ended March 31, 1998, compared with a gross profit of $1.5 million in the quarter ended March 31, 1997. The prior year number for the same period includes approximately $0.8 million of deferred Japanese revenue. Exclusive of deferred revenue, gross profit on product revenue increased by approximately $0.4 million (57%) from $0.7 million to $1.1 million. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units.

         The Company incurred research and development costs (as a percentage of sales) of approximately $1.8 million (20.1%) and $1.6 million (20.1%) for the three months ended March 31, 1998 and 1997, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for the measurement of coagulation, which are scheduled to move into the production phase towards the end of 1998. The Company also is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Consequently, research and development expenditures are expected to increase significantly over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.9 million (21.1%) and $1.5 million (19.3%) for the three months ended March 31, 1998 and 1997, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to year is primarily attributable to increased legal fees and expenses associated with the defense of the Nova patent infringement action and other legal matters, and the Company's increased need for management personnel and other services to support its growth.

         In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly is anticipated to commence in May 1998 and be completed by August 1998. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the quarter that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expires in September 1998. The Company anticipates that it will relocate these activities to another building in the general area of Princeton, New Jersey. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expires in February 1999, and readdressing packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.7 million, with approximately $0.7 million being recorded as a charge to earnings in the three months ended March 31, 1998. The charge to earnings in the first quarter of 1998 comprises approximately $0.4 million for severance and retention payments, and approximately $0.3 million for lease costs in respect of the unoccupied Plainsboro facility. Retention payments are charged to expense over the retention period. The Company expects the consolidation to reduce future manufacturing and operating costs by approximately $2.0 million per year, commencing in the fourth quarter of 1998. Such savings will come from lower personnel costs, after hiring 52 employees for the expanded cartridge assembly operations in Ontario, Canada, and lower rent, utilities and other overhead expenses.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $3.3 million (37.2%) and $2.7 million (35.0%) for the three months ended March 31, 1998 and 1997, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies, advertising and other sales and marketing costs. The dollar increase from year to year is attributable to increased sales and marketing personnel and other marketing costs necessary to support the Company's growth in product sales.

         The increase in other income, net, to approximately $0.4 million for the three months ended March 31, 1998, from approximately $0.3 million for the three months ended March 31, 1997, primarily reflects higher interest income earned on higher cash and cash equivalents balances.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Net losses for the three months ended March 31, 1998 increased 53.4 percent to approximately $6.1 million, or 40 cents per share, compared with a net loss of $4.0 million, or 30 cents per share, for the first quarter of 1997. The weighted average number of shares used in computing basic and diluted net loss per share was 15.356 million and 13.362 million in the 1998 and 1997 periods, respectively. The increase in the number of shares in 1998 primarily reflects the private placement of 1.850 million shares in June 1997. The increase in the net loss, in part reflects the reduction of deferred revenue ($0.8 million) and the charge for operations consolidation costs ($0.7 million) discussed above.

Liquidity and Capital Resources

         At March 31, 1998, the Company had cash and cash equivalents of approximately $28.8 million, a decline of approximately $4.1 million from the December 31, 1997 balance of approximately $32.9 million, the decrease primarily reflecting approximately $3.0 million of cash used in operating activities and equipment purchases of approximately $1.4 million during the three months ended March 31, 1998. Working capital decreased by approximately $6.2 million from $38.7 million to $32.5 million during the same period, primarily reflecting the decrease in cash and cash equivalents, and an increase of approximately $1.2 million in accrued expenses. The increase in accrued expenses includes the charge for operations consolidation expenses of approximately $0.7 million. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

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

         All statements contained in this management's discussion and analysis of financial condition and results of operation other than statements of historical financial information, are forward looking statements. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property, dependence upon strategic corporate partners for assistance in development of new markets and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

                               i-STAT CORPORATION

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. However, if the plaintiff should appeal and prevail on this issue, a prospect which the Company believes to be highly unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it has reason to believe that the patent was invalid and unenforceable.

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all other similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all defendants. However, if the plaintiff should appeal and prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

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

DATE:   May 11, 1998

                                                i-STAT CORPORATION
                                                   (Registrant)

                                          BY:   /s/William P. Moffitt
                                                -----------------------
                                                William P. Moffitt
                                                President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)

                                          BY:   /s/Roger J. Mason
                                                -----------------------
                                                Roger J. Mason
                                                Vice President of Finance,
                                                Treasurer and Chief
                                                Financial Officer
                                                (Principal Financial Officer and
                                                  Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION
-----------     -----------

    27          Financial Data Schedule