Form 10-Q
period 1998-06-30
I STAT CORPORATION /DE/
filed 1998-08-14
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

            Yes |X|                                      No | |

The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

            Class                                        August 12, 1998
            -----                                        ---------------
            Common Stock, $ .15 par value                13,244,415

                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I FINANCIAL INFORMATION

      ITEM 1 - Financial Statements

      Consolidated Condensed Statements of Operations and
         Comprehensive Income for the three months and six
         months ended June 30, 1998 and 1997 .........................      3

      Consolidated Condensed Balance Sheets as of June 30,
         1998 and December 31, 1997 ..................................      4

      Consolidated Condensed Statements of Cash Flows for
         the six months ended June 30, 1998 and 1997 .................      5

      Notes to Consolidated Condensed Financial Statements ...........    6 - 10

      ITEM 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations .........   11 - 16

PART II OTHER INFORMATION

      ITEM 1 - Legal Proceedings .....................................     17

      ITEM 4 - Submission of Matters to a Vote of Security
               Holders ...............................................     18

      ITEM 6 - Exhibits and Reports on Form 8-K ......................     19

SIGNATURES ...........................................................     20
                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                       ----------------------------    ----------------------------
                                           1998            1997            1998            1997
                                       ------------    ------------    ------------    ------------
Net sales ..........................   $     10,454    $      9,146    $     19,240    $     16,952

Cost of sales ......................          8,431           7,258          16,121          13,591
                                       ------------    ------------    ------------    ------------

         Gross profit ..............          2,023           1,888           3,119           3,361
                                       ------------    ------------    ------------    ------------

Operating expenses:

   Research and development ........          2,022           1,808           3,791           3,427

   General and administrative ......          1,844           1,521           3,699           2,978

   Consolidation of operations .....             (7)             --             729              --

   Sales and marketing .............          3,230           3,337           6,502           6,069
                                       ------------    ------------    ------------    ------------

      Total operating expenses .....          7,089           6,666          14,721          12,474
                                       ------------    ------------    ------------    ------------

         Operating loss ............         (5,066)         (4,778)        (11,602)         (9,113)
                                       ------------    ------------    ------------    ------------

Other income (expense), net ........            345             298             754             639
                                       ------------    ------------    ------------    ------------

Net loss ...........................         (4,721)         (4,480)        (10,848)         (8,474)
                                       ------------    ------------    ------------    ------------

Other comprehensive income/(loss):
   Foreign currency translation ....             (5)             (5)            (12)             (4)
                                       ------------    ------------    ------------    ------------

Comprehensive loss .................   $     (4,726)   $     (4,485)   $    (10,860)   $     (8,478)
                                       ============    ============    ============    ============

Basic and diluted net loss per share   $      (0.31)   $      (0.32)   $      (0.71)   $      (0.62)
                                       ============    ============    ============    ============

Shares used in computing basic and
   diluted net loss per share ......     15,369,324      14,032,398      15,362,564      13,700,335
                                       ============    ============    ============    ============

                  The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                         June 30,   December 31,
                                                           1998         1997
                                                         ---------  ------------
      ASSETS

Current assets:

   Cash and cash equivalents .........................  $  22,033    $  32,914

   Accounts receivable, net ..........................      6,354        5,206

   Inventories .......................................      5,544        5,927

   Prepaid expenses and other current assets .........        668          775
                                                        ---------    ---------

      Total current assets ...........................     34,599       44,822

Plant and equipment, net of accumulated depreciation
   of $19,046 and $16,858 ............................     13,830       12,619

Other assets .........................................      1,640        1,729
                                                        ---------    ---------
      Total assets ...................................  $  50,069    $  59,170
                                                        =========    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable ..................................  $   2,383    $   2,174

   Accrued expenses ..................................      5,185        3,733

   Deferred revenue ..................................        133          218
                                                        ---------    ---------
      Total current liabilities ......................      7,701        6,125

Stockholders' equity:

   Preferred Stock, $.10 par value, shares
   authorized 7,000,000:

      Series A Junior Participating Preferred Stock,
      $.10 par value, 1,500,000 shares authorized;
      none issued ....................................         --           --

      Series B Preferred Stock, $.10 par value,
      2,138,702 shares authorized and issued .........        214          214

   Common Stock, $.15 par value, shares authorized
      25,000,000; shares issued 13,244,957 at June
      30, 1998 and 13,203,527 at December 31, 1997 ...      1,987        1,981

   Additional paid-in capital ........................    209,908      209,594

   Other, net ........................................       (304)        (194)

   Accumulated deficit ...............................   (169,133)    (158,273)

   Accumulated other comprehensive loss related to
      foreign currency translation ...................       (304)        (277)
                                                        ---------    ---------
      Total stockholders' equity .....................     42,368       53,045
                                                        ---------    ---------
      Total liabilities and stockholders' equity .....  $  50,069    $  59,170
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

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities:
  Net loss .............................................   $(10,848)   $ (8,474)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ......................      2,247       1,850
    Deferred revenue ...................................        (85)     (1,541)
    Other ..............................................       (106)        (95)
  Change in assets and liabilities .....................      1,155        (397)
                                                           --------    --------
    Net cash used in operating activities ..............     (7,637)     (8,657)
                                                           --------    --------

Cash flows from investing activities:
  Purchase of investments ..............................         --     (22,976)
  Purchase of equipment ................................     (3,398)     (2,431)
  Other ................................................       (125)        (69)
                                                           --------    --------
    Net cash used in investing activities ..............     (3,523)    (25,476)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from sale of Common Stock ...................        320         288
  Net proceeds from private placement of Common Stock ..         --      22,957
                                                           --------    --------
    Net cash provided by financing activities ..........        320      23,245

Effect of currency exchange rate changes on cash .......        (41)        (37)
                                                           --------    --------
Net decrease in cash and cash equivalents ..............    (10,881)    (10,925)
Cash and cash equivalents at beginning of period .......     32,914      28,417
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 22,033    $ 17,492
                                                           ========    ========

                   The accompanying notes are an integral part
             of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.    GENERAL

      Basis of Presentation:

      The information presented as of June 30, 1998 and 1997, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

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

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

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

      The numerator (loss) and denominator (shares) of the basic and diluted per share computations were as follows:

      In thousands of dollars, except shares and per share amount
      ---------------------------------------------------------------------------------------------
                                                 Loss        Shares       Per-Share Amount Before
                                                                        Comprehensive Income/(Loss)
      For the quarter ended June 30, 1998      $ (4,721)   15,369,324             $(0.31)
                                               ====================================================

      For the quarter ended June 30, 1997      $ (4,480)   14,032,398             $(0.32)
                                               ====================================================

      For the six months ended June 30, 1998   $(10,848)   15,362,564             $(0.71)
                                               ====================================================

      For the six months ended June 30, 1997   $ (8,474)   13,700,335             $(0.62)
                                               ====================================================

      Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculations since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock.

      Options to purchase 2,240,764 shares of common stock at $1.50 - $34.11 per share, which expire on various dates from February 1999 to June 2008, were outstanding at June 30, 1998. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

3.    INVENTORIES

      Inventories consist of the following:

                                    June 30, 1998         December 31, 1997
                                    -------------         -----------------
                                            (In thousands of dollars)
      Raw materials                  $2,071                  $2,206
      Work in process                 2,312                   1,482
      Finished goods                  1,161                   2,239
                                     ------                  ------
                                     $5,544                  $5,927
                                     ======                  ======

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

4.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. However, the plaintiff has appealed and should it prevail on this issue, a prospect which the Company believes to be unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

      The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all other similarly situated, Plaintiff,
      v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. However, the plaintiffs have appealed and, should they prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

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

5.    CONSOLIDATION OF OPERATIONS

      In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and is expected to be completed by December 1998. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated.

      The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expires in September 1998. The Company will relocate these activities, together with product distribution operations currently located in the Plainsboro facility, to a 37,474 square foot leased facility in East Windsor, New Jersey. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expires in February 1999, and readdressing packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.5 million, with approximately $0.7 million being recorded as a charge to earnings in the six months ended June 30, 1998. The charge to earnings in the first six months of 1998 comprises approximately $0.6 million for severance and retention payments, and approximately $0.1 million for lease costs in respect of the unoccupied Plainsboro facility. Retention payments are charged to expense over the retention period.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

6.    SUBSEQUENT EVENTS

      On August 3, 1998, the Company and Abbott Laboratories ("Abbott") signed agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. Abbott will become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. The closing of the Alliance Agreements is expected to occur on or before the fifth business day after the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction or waiver of applicable closing conditions. Either party may terminate the Alliance Agreements if the closing does not occur by December 11, 1998.

      Abbott will assume the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Marketing and Distribution Agreement (the "Distribution Agreement") as guaranteed future purchases of incremental units. Such prepayments will be repaid by the Company to Abbott as a credit against actual purchases by Abbott of incremental units above the Base Business. The parties expect that distribution under the Distribution Agreement will commence in the United States on January 1, 1999.

      The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods, unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement on December 31, 2001 if Abbott fails to achieve a three- year milestone minimum growth rate in sales of the Company's products covered by the Distribution Agreement. If the Distribution Agreement is terminated, other than (i) by the Company for cause or for Abbott's failure to achieve the three-year milestone minimum growth rate; or (ii) by Abbott if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, and residual payments for five years following termination based on a percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. In the event that such termination occurs within the first three years of the Distribution Agreement, the Company also must refund Abbott for any gross margin prepayments made and not yet credited to Abbott at the time of such termination.

      Under the terms of the Funded Research & Development and License Agreement (the "Research Agreement"), the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to rights previously granted to third parties and certain other limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. In addition, Abbott will license certain of its intellectual property to the Company which is necessary to develop and manufacture the products contemplated by the Research Agreement. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

      At the closing under the Stock Purchase Agreement, Abbott will purchase 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, par value $0.15 per share, at a price of $11.35 per share, for an aggregate purchase price of $22,700,000 before expenses. The Purchased Shares will represent, after issuance, approximately 11.5% of the outstanding voting securities of the Company. The Stock Purchase Agreement, together with a related Registration Rights Agreement which is to be executed at closing, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.

      In addition to the Distribution Agreement, the Research Agreement and the Stock Purchase Agreement, on August 3, 1998, the Company and Abbott also entered into a Standstill Agreement providing, among other things, for limitations on Abbott's ability to purchase the Company's Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company's assets.

      The foregoing description of the Alliance Agreements and the Registration Rights Agreement is qualified in its entirety by reference to the actual text of such agreements, copies of which are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL; RECENT DEVELOPMENTS

      The Company was incorporated in Delaware in 1983 and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic information at the point of patient care. The Company's current products, known as the i-STAT(R) System, consist of portable, hand-held analyzers and single-use disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT(R) System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving.

      The i-STAT(R) System currently performs blood tests for sodium, potassium, chloride, glucose, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT(R) System technology. The Company currently is developing three tests for the measurement of coagulation: partial thromboplastin time ("aPTT"), activated clotting time ("ACT") and prothombin time ("PT"), and is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. The Company has not yet sought US Food and Drug Administration clearance to market tests for ACT or PT and, on August 5, 1998, the Company received notice from the FDA that it must resubmit its request for clearance of the aPTT test. Subject to receipt of clearance to market by the FDA, the Company expects to commence commercialization of its first coagulation test during the first quarter of 1999.

      The Company currently markets and distributes its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. The Company and HP also jointly market the Company's products into the critical care departments in hospitals in the United States which meet certain criteria. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT(R) System. In the long-term, the Company hopes to realize significant cartridge revenue growth and royalty revenues from the sale of the Integrated Analyzer by HP.

      On August 3, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories which, among other things, is expected both to significantly affect the Company's research and development programs and alter the manner in which the Company markets and sells its products worldwide. See "Long-Term Sales, Marketing and Research Alliance".

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1998

      The Company generated revenues of approximately $10.5 million and $9.1 million for the three months ended June 30, 1998 and 1997, respectively, including international revenues (as a percentage of total revenues) of $3.1 million (29.7%) and $2.8 million (31.0%), respectively. Sales to the Company's Japanese marketing partners represented approximately 10.7% and 18.5% of the Company's worldwide sales for the three months ended June 30, 1998 and 1997, respectively. International sales included deferred Japanese revenue of approximately $0.8 million (8.5% of total revenues) for the three months ended June 30, 1997. There was no comparable deferred revenue in the three months ended June 30, 1998, as the balance of such deferred revenue was fully amortized to income at December 31, 1997.

      The $2.1 million (24.9%) increase in product revenues (excluding the deferred revenue of $0.8 million in the same period of the prior year) was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

internationally. Worldwide cartridge shipments increased 47.7% to 1,621,300 units in the three months ended June 30, 1998, from 1,097,693 units in the three months ended June 30, 1997. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.40 to $4.68 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers that receive lower cartridge list prices.

      Gross profit increased by approximately $0.1 million to $2.0 million in the quarter ended June 30, 1998, compared with a gross profit of $1.9 million in the quarter ended June 30, 1997. The prior year number for the same period includes approximately $0.8 million of deferred Japanese revenue. Exclusive of deferred revenue, gross profit on product revenue increased by approximately $0.9 million (81.2%) from $1.1 million to $2.0 million. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units.

      The Company incurred research and development costs (as a percentage of sales) of approximately $2.0 million (19.3%) and $1.8 million (19.8%) for the three months ended June 30, 1998 and 1997, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

      The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.8 million (17.6%) and $1.5 million (16.6%) for the three months ended June 30, 1998 and 1997, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to year is primarily attributable to increased legal fees and expenses associated with the defense of the Nova patent infringement action and other legal matters, and the Company's increased need for management personnel and other services to support its growth.

      The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $3.2 million (30.9%) and $3.3 million (36.5%) for the three months ended June 30, 1998 and 1997, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies, advertising and other sales and marketing costs.

      Other income, net, which remains the same at approximately $0.3 million for the three months ended June 30, 1998, and for the three months ended June 30, 1997, primarily reflects interest income earned on cash and cash equivalents balances.

      Net losses for the three months ended June 30, 1998 increased 5.4 percent to approximately $4.7 million, or 31 cents per share, compared with a net loss of $4.5 million, or 32 cents per share, for the three months ended June 30, 1997. The weighted average number of shares used in computing basic and diluted net loss per share was 15.369 million and 14.032 million in the 1998 and 1997 periods, respectively. The increase in the net loss, in part reflects the reduction of deferred revenue ($0.8 million).

      SIX MONTHS ENDED JUNE 30, 1998

      The Company generated revenues of approximately $19.2 million and $17.0 million for the six months ended June 30, 1998 and 1997, respectively, including international revenues (as a percentage of total revenues) of $5.6 million (29.0%) and $5.1 million (30.0%), respectively. Sales to the Company's Japanese marketing partners represented approximately 10.8% and 20.0% of the Company's worldwide sales for the six months ended June 30, 1998 and 1997, respectively. International sales included deferred Japanese revenue of approximately $1.5 million (9.1% of total revenues) for the six months ended June 30, 1997. There was no comparable deferred revenue in the six months ended June 30, 1998, as the balance of such deferred revenue was fully amortized to income at December 31, 1997.

      The $3.8 million (24.9%) increase in product revenues (excluding the deferred revenue of $1.5 million in the same period of the prior year) was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 42.3% to 2,905,875 units in the six months ended June 30, 1998,
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

from 2,041,668 units in the six months ended June 30, 1997. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.51 to $4.77 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline as the customer mix shifts to higher volume customers that receive lower cartridge list prices.

      Gross profit decreased by approximately $0.3 million to $3.1 million in the six months ended June 30, 1998, compared with a gross profit of $3.4 million in the six months ended June 30, 1997. The prior year number for the same period includes approximately $1.5 million of deferred Japanese revenue. Exclusive of deferred revenue, gross profit on product revenue increased by approximately $1.2 million (63.2%) from $1.9 million to $3.1 million. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units.

      The Company incurred research and development costs (as a percentage of sales) of approximately $3.8 million (19.7%) and $3.4 million (20.2%) for the six months ended June 30, 1998 and 1997, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

      The Company incurred general and administrative expenses (as a percentage of sales) of approximately $3.7 million (19.2%) and $3.0 million (17.6%) for the six months ended June 30, 1998 and 1997, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to year is primarily attributable to increased legal fees and expenses associated with the defense of the Nova patent infringement action and other legal matters, and the Company's increased need for management personnel and other services to support its growth.

      In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and is expected to be completed by December 1998. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expires in September 1998. The Company will relocate these activities, together with product distribution operations currently located in the Plainsboro facility, to a 37,474 square foot leased facility in East Windsor, New Jersey. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expires in February 1999, and readdressing packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.5 million, with approximately $0.7 million being recorded as a charge to earnings in the six months ended June 30, 1998. The charge to earnings in the first six months of 1998 comprises approximately $0.6 million for severance and retention payments, and approximately $0.1 million for lease costs in respect of the unoccupied Plainsboro facility. Retention payments are charged to expense over the retention period. The Company expects the consolidation to reduce future manufacturing and operating costs by approximately $2.0 million per year, commencing in the first quarter of 1999. Such savings will come from lower personnel costs, after hiring 52 employees for the expanded cartridge assembly operations in Ontario, Canada, and lower rent, utilities and other overhead expenses.

      The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $6.5 million (33.8%) and $6.1 million (35.8%) for the six months ended June 30, 1998 and 1997, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies, advertising and other sales and marketing costs. The dollar increase from year to year is attributable to increased sales and marketing personnel and other marketing costs necessary to support the Company's growth in product sales.

      The increase in other income, net, to approximately $0.8 million for the six months ended June 30, 1998, from approximately $0.6 million for the six months ended June 30, 1997, primarily reflects higher interest income earned on higher cash and cash equivalents balances.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

      Net losses for the six months ended June 30, 1998 increased 28.1 percent to approximately $10.9 million, or 71 cents per share, compared with a net loss of $8.5 million, or 62 cents per share, for the six months ended June 30, 1997. The weighted average number of shares used in computing basic and diluted net loss per share was 15.363 million and 13.700 million in the 1998 and 1997 periods, respectively. The increase in the number of shares in 1998 primarily reflects the private placement of 1.850 million shares in June 1997. The increase in the net loss, in part reflects the reduction of deferred revenue ($1.5 million) and the charge for operations consolidation costs ($0.7 million) discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1998, the Company had cash and cash equivalents of approximately $22.0 million, a decline of approximately $10.9 million from the December 31, 1997 balance of approximately $32.9 million. The decrease primarily reflects approximately $7.6 million of cash used in operating activities and equipment purchases of approximately $3.4 million during the six months ended June 30, 1998. Working capital decreased by approximately $11.8 million from $38.7 million to $26.9 million during the same period, primarily reflecting the decrease in cash and cash equivalents, and an increase of approximately $1.4 million in accrued expenses. The increase in accrued expenses includes the charge for operations consolidation expenses of approximately $0.7 million. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. Additional liquidity is expected to be provided by the issuance of 2,000,000 shares of common stock and the prepayments of future gross margin discussed below in connection with the Long-term Sales, Marketing and Research Alliance. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

      The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.

LONG-TERM SALES, MARKETING AND RESEARCH ALLIANCE

      On August 3, 1998, the Company and Abbott Laboratories ("Abbott") signed agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. Abbott will become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. The closing of the Alliance Agreements is expected to occur on or before the fifth business day after the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction or waiver of applicable closing conditions. Either party may terminate the Alliance Agreements if the closing does not occur by December 11, 1998.

      Abbott will assume the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Marketing and Distribution Agreement (the "Distribution Agreement") as guaranteed future purchases of incremental units. Such prepayments will be repaid by the Company to Abbott as a credit against actual purchases by Abbott of incremental units above the Base Business. The parties expect that distribution under the Distribution Agreement will commence in the United States on January 1, 1999.

      The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods, unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement on December 31, 2001 if Abbott fails to achieve a three- year milestone
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

minimum growth rate in sales of the Company's products covered by the Distribution Agreement. If the Distribution Agreement is terminated, other than
(i) by the Company for cause or for Abbott's failure to achieve the three-year milestone minimum growth rate; or (ii) by Abbott if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, and residual payments for five years following termination based on a percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. In the event that such termination occurs within the first three years of the Distribution Agreement, the Company also must refund Abbott for any gross margin prepayments made and not yet credited to Abbott at the time of such termination.

      Under the terms of the Funded Research & Development and License Agreement (the "Research Agreement"), the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to rights previously granted to third parties and certain other limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. In addition, Abbott will license certain of its intellectual property to the Company which is necessary to develop and manufacture the products contemplated by the Research Agreement. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

      At the closing under the Stock Purchase Agreement, Abbott will purchase 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, par value $0.15 per share, at a price of $11.35 per share, for an aggregate purchase price of $22,700,000 before expenses. The Purchased Shares will represent, after issuance, approximately 11.5% of the outstanding voting securities of the Company. The Stock Purchase Agreement, together with a related Registration Rights Agreement which is to be executed at closing, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.

      In addition to the Distribution Agreement, the Research Agreement and the Stock Purchase Agreement, on August 3, 1998, the Company and Abbott also entered into a Standstill Agreement providing, among other things, for limitations on Abbott's ability to purchase the Company's Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company's assets.

      The foregoing description of the Alliance Agreements and the Registration Rights Agreement is qualified in its entirety by reference to the actual text of such agreements, copies of which are being filed with the Commission as exhibits to this Quarterly Report on Form 10-Q.

      The alliance with Abbott is expected to strengthen the Company's marketing and distribution capability, accelerate the development of new products, and enhance liquidity.

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

                               i-STAT CORPORATION

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. However, the plaintiff has appealed and should it prevail on this issue, a prospect which the Company believes to be unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid and unenforceable.

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all other similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all defendants. However, the plaintiffs have appealed and, should they prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The company held its Annual Meeting of Stockholders on May 29, 1998, at which time three matters were submitted to a vote of stockholders. A description of the matters voted upon and a voting tabulation for each matter is as follows:

      I. Election of seven members to the Board of Directors, each to serve until the next annual meeting.

                                                   Number of Votes
                                       -------------------------------------------------------------
            Name of Nominee               For      Against/Withheld   Abstentions   Broker Non-Votes
            ----------------------------------------------------------------------------------------
            J. Robert Buchanan, M.D    11,141,703      334,940            N/A              N/A
            ----------------------------------------------------------------------------------------
            Curtis J. Crawford         11,141,903      334,740            N/A              N/A
            ----------------------------------------------------------------------------------------
            James A. Cyrier            10,977,803      498,840            N/A              N/A
            ----------------------------------------------------------------------------------------
            Richard Hodgson            11,141,603      335,040            N/A              N/A
            ----------------------------------------------------------------------------------------
            Imants R. Lauks            11,141,903      334,740            N/A              N/A
            ----------------------------------------------------------------------------------------
            William P. Moffitt         11,140,228      336,415            N/A              N/A
            ----------------------------------------------------------------------------------------
            Lionel N. Sterling         11,141,903      334,740            N/A              N/A
            ----------------------------------------------------------------------------------------

      II.   Approval of the Company's 1998 Stock Option Plan.

                                                   Number of Votes
                                       -------------------------------------------------------------
                                          For      Against/Withheld   Abstentions   Broker Non-Votes
                                       -------------------------------------------------------------
                                        5,217,765    2,472,496        334,108              N/A

      III. Ratification of the appointment of Coopers & Lybrand L.L.P., now known as PricewaterhouseCoopers L.L.P., as independent accountants to audit the Company's books and accounts for the year 1998.

                                                   Number of Votes
                                       -------------------------------------------------------------
                                          For      Against/Withheld   Abstentions   Broker Non-Votes
                                       -------------------------------------------------------------
                                       11,430,778       29,157         16,708              N/A

                               i-STAT CORPORATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  3.1 Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

                  3.2     By-Laws (Form 10-K for fiscal year ended December 31,
                          1996)*

                  3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

                  3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

                  4.1 Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

                  10.41 Lease Agreement, dated July 16, 1998, between Brandywine Operating Partnership L.P. and Registrant


                  10.42 Common Stock Purchase Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

                  10.43 Standstill Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

                  10.44 Form of Registration Rights Agreement to be entered into by Registrant and Abbott Laboratories

                **10.45 Marketing and Distribution Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

                **10.46 Funded Research & Development and License Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

                  27      Financial Data Schedule

                  * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

                  ** Confidential treatment requested as to certain provisions

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


DATE: August 14, 1998

                                               i-STAT CORPORATION
                                                   (Registrant)


                                           BY: /s/ William P. Moffitt
                                               --------------------------
                                               William P. Moffitt
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


                                           BY: /s/ Roger J. Mason
                                               --------------------------
                                               Roger J. Mason
                                               Vice President of Finance,
                                               Treasurer and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.
-----------

10.41 Lease Agreement, dated July 16, 1998, between Brandywine Operating Partnership L.P. and Registrant

10.42 Common Stock Purchase Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

10.43 Standstill Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

10.44 Form of Registration Rights Agreement to be entered into by Registrant and Abbott Laboratories

10.45 Marketing and Distribution Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

10.46 Funded Research & Development and License Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories

27      Financial Data Schedule