Form 10-Q
period 1998-09-30
I STAT CORPORATION /DE/
filed 1998-11-12
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission File Number 0-19841

                               i-STAT CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-2542664
            (State or other jurisdiction of              (I.R.S. employer
            incorporation or organization)              Identification No.)

            104 Windsor Center Drive, East Windsor, New Jersey    08520
            (Address of Principal Executive Offices)     (Zip Code)



                             (609) 443-9300

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



            Yes [X]                                      No [ ]



        The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

            Class                                        November 10, 1998

            Common Stock, $ .15 par value                15,247,749
                               i-STAT CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

PART I FINANCIAL INFORMATION

         ITEM 1 - Financial Statements

         Consolidated Condensed Statements of Operations and
             Comprehensive Income for the three months and nine months
             ended September 30, 1998 and 1997 .......................      3

         Consolidated Condensed Balance Sheets
             as of September 30, 1998 and December 31, 1997...........      4

         Consolidated Condensed Statements of Cash Flows for the nine
             months ended September 30, 1998 and 1997.................      5

         Notes to Consolidated Condensed Financial Statements.........    6 - 10

         ITEM 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................   11 - 16


PART II  OTHER INFORMATION

       ITEM 1 - Legal Proceedings ....................................     17

       ITEM 6 - Exhibits and Reports on Form 8-K .....................     18



SIGNATURES ...........................................................     19
                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                            Three Months Ended                Nine Months Ended
                                               September 30,                    September 30,
                                           1998            1997            1998              1997
                                           ----            ----            ----              ----
Net sales ..........................   $      9,268    $      9,645    $     28,508     $     26,597

Cost of sales ......................          7,079           7,893          23,200           21,484
                                         ----------      ----------      ----------       ----------

         Gross profit ..............          2,189           1,752           5,308            5,113
                                         ----------      ----------      ----------       ----------

Operating expenses:

   Research and development ........          1,700           1,547           5,491            4,974

   General and administrative ......          1,605           1,525           5,304            4,503

   Consolidation of operations .....            262            --               991             --

   Sales and marketing .............          3,552           3,617          10,054            9,686
                                         ----------      ----------      ----------       ----------

      Total operating expenses .....          7,119           6,689          21,840           19,163
                                         ----------      ----------      ----------       ----------

         Operating loss ............         (4,930)         (4,937)        (16,532)         (14,050)
                                         ----------      ----------      ----------       ----------

Other income (expense), net ........            378             559           1,132            1,197
                                         ----------      ----------      ----------       ----------

Net loss ...........................         (4,552)         (4,378)        (15,400)         (12,853)
                                         ----------      ----------      ----------       ----------

Other comprehensive income/(loss):
   Foreign currency translation ....              2               2             (10)              (1)
                                         ----------      ----------      ----------       ----------

Comprehensive loss .................        ($4,550)        ($4,376)       ($15,410)        ($12,854)
                                         ==========      ==========      ==========       ==========

Basic and diluted net loss per share         ($0.28)         ($0.29)         ($0.99)          ($0.90)
                                         ==========      ==========      ==========       ==========

Shares used in computing basic and
   diluted net loss per share ......     16,051,784      15,273,690      15,592,304       14,224,786
                                         ==========      ==========      ==========       ==========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)

                                                   September 30,  December 31,
                                                        1998          1997
                                                        ----          ----
      ASSETS
Current assets:
   Cash and cash equivalents .....................   $  43,322    $  32,914
   Accounts receivable, net ......................       6,024        5,206
   Inventories ...................................       6,726        5,927
   Prepaid expenses and other current assets .....       1,836          775
                                                     ---------    ---------
      Total current assets .......................      57,908       44,822
Plant and equipment, net of accumulated
  depreciation of $20,169 and $16,858 ............      14,107       12,619
Other assets .....................................       1,435        1,729
                                                     ---------    ---------
      Total assets ...............................   $  73,450    $  59,170
                                                     =========    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................   $   2,088    $   2,174
   Accrued expenses ..............................       7,644        3,733
   Deferred revenue ..............................         111          218
                                                     ---------    ---------
      Total current liabilities ..................       9,843        6,125
                                                     ---------    ---------
Deferred revenue, non-current ....................       5,000         --
                                                     ---------    ---------
      Total liabilities ..........................      14,843        6,125
                                                     ---------    ---------
Stockholders' equity:
   Preferred Stock, $.10 par value, shares
      authorized 7,000,000:
      Series A Junior Participating Preferred
      Stock, $.10 par value, 1,500,000 shares
      authorized; none issued ....................        --           --
      Series B Preferred Stock, $.10 par value,
      2,138,702 shares authorized and issued .....         214          214
   Common Stock, $.15 par value, shares authorized
      25,000,000; shares issued 15,248,291 at
      September 30, 1998 and 13,203,527 at
      December 31, 1997 ..........................       2,287        1,981
   Additional paid-in capital ....................     230,314      209,594
   Other, net ....................................        (230)        (194)
   Accumulated deficit ...........................    (173,683)    (158,273)
   Accumulated other comprehensive
      loss related to foreign currency
      translation ................................        (295)        (277)
                                                     ---------    ---------
      Total stockholders' equity .................      58,607       53,045
                                                     ---------    ---------
      Total liabilities and stockholders' equity..   $  73,450    $  59,170
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


                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                           1998        1997
                                                           ----        ----
Cash flows from operating activities:
  Net loss ...........................................   ($15,400)   ($12,853)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization ....................      3,401       2,837
    Deferred revenue .................................       (106)     (2,369)
    Other ............................................        (56)        (98)
  Change in assets and liabilities ...................      6,540         173
                                                         --------    --------
    Net cash used in operating activities ............     (5,621)    (12,310)
                                                         --------    --------

Cash flows from investing activities:
  Purchase of investments ............................       --       (22,976)
  Purchase of equipment ..............................     (4,799)     (3,382)
  Other ..............................................       (170)       (127)
                                                         --------    --------
    Net cash used in investing activities ............     (4,969)    (26,485)
                                                         --------    --------

Cash flows from financing activities:
  Proceeds from sale of Common Stock .................        325         302
  Net proceeds from private placement of
    Common Stock .....................................     20,701      22,957
                                                         --------    --------
    Net cash provided by financing activities ........     21,026      23,259
                                                         --------    --------

Effect of currency exchange rate changes on cash .....        (28)        (48)
                                                         --------    --------
Net increase (decrease) in cash and cash equivalents..     10,408     (15,584)
Cash and cash equivalents at beginning of period .....     32,914      28,417
                                                         --------    --------
Cash and cash equivalents at end of period ...........   $ 43,322    $ 12,833
                                                         ========    ========


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)


1.       GENERAL


         Basis of Presentation:

         The information presented as of September 30, 1998 and 1997, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. Year end consolidated condensed balance sheet data is derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.


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

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public business enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard as of the end of 1998 and is currently evaluating the impact of this standard on the Company's required disclosure.

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

                                   (continued)


2.       NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which requires the presentation of basic earnings per share (EPS), and diluted earnings per share. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has not included potential common shares in the diluted per-share computation as the result is antidilutive.

         The numerator (loss) and denominator (shares) of the basic and diluted per share computations were as follows:

         In thousands of dollars, except shares and per share amount

                                                          Loss          Shares       Per-Share Amount Before
                                                                                    Comprehensive Income/(Loss)
       For the quarter ended September 30, 1998         ($4,552)      16,051,784             ($0.28)
                                                       ========       ==========             =======

       For the quarter ended September 30, 1997         ($4,378)      15,273,690             ($0.29)
                                                       ========       ==========             =======

       For the nine months ended September 30, 1998    ($15,400)      15,592,304             ($0.99)
                                                       ========       ==========             =======

       For the nine months ended September 30, 1997    ($12,853)      14,224,786             ($0.90)
                                                       ========       ==========             =======


         Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculations since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock.

         Options to purchase 2,285,954 shares of common stock at $1.50 - $34.31 per share, which expire on various dates from February 1999 to August 2008, were outstanding at September 30, 1998. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.


3.       INVENTORIES

         Inventories consist of the following:

                               September 30, 1998   December 31, 1997
                                     (In thousands of dollars)
        Raw materials                 $2,257             $2,206
        Work in process                2,314              1,482
        Finished goods                 2,155              2,239
                                      ------             ------
                                      $6,726             $5,927
                                      ======             ======

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)


4.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. However, the plaintiff has appealed and should it prevail on this issue, a prospect which the Company believes to be unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid.

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


5.       CONSOLIDATION OF OPERATIONS

         In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and is expected to be completed by December 1998. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations currently located in the Company's Plainsboro, New Jersey facility will relocate to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expires in February 1999, and readdressing
                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)


         packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.5 million, with approximately $0.3 million and $1.0 million being recorded as a charge to earnings in the three months and nine months ended September 30, 1998, respectively. The charge to earnings in the first nine months of 1998 comprises approximately $0.8 million for severance and retention payments, and approximately $0.2 million for lease costs in respect of the unoccupied Plainsboro facility and expenses associated with the move to the East Windsor facility. Retention payments are charged to expense over the retention period.


6.       LONG-TERM SALES, MARKETING AND RESEARCH ALLIANCE

         On September 2, 1998, the Company and Abbott Laboratories ("Abbott") entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement.

         Under the Distribution Agreement, Abbott will become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott will assume the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments will be repaid by the Company to Abbott as a credit against actual incremental product sales. The first prepayment of $5,000,000 was received on September 2, 1998. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout is planned.

         The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement after December 31, 2001 if Abbott fails to achieve a three-year milestone minimum growth rate in sales of the Company's products covered by the Distribution Agreement. If the Distribution Agreement is terminated, other than (i) by the Company for cause or for Abbott's failure to achieve the minimum growth rate; or (ii) by Abbott if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, and residual payments for five years following termination based on a percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. In the event that such termination occurs within the first three years of the Distribution Agreement, the Company also must refund to Abbott any prepayments made and not yet credited to Abbott at the time of such termination.

         Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

                                   (continued)

         Under the Stock Purchase Agreement, Abbott purchased 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, at a price of $11.35 per share, for an aggregate purchase price of $22,700,000 before expenses. The Purchased Shares represented at closing approximately 11.5% of the outstanding voting securities of the Company. The Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.

         The Standstill Agreement provides for limitations on Abbott's ability to purchase the Company's Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company's assets.

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

         The i-STAT(R) System currently performs blood tests for sodium, potassium, chloride, glucose, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O(2) saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT(R) System technology. The Company currently is developing three tests for the measurement of coagulation: partial thromboplastin time ("aPTT"), activated clotting time ("ACT") and prothombin time ("PT"), and is studying the development of tests to measure enzymes, hematology parameters (such as platelets and white blood cell counts) and other analytes. Subject to receipt of clearance to market by the FDA, the Company expects to commence commercialization of its first coagulation test during the first half of 1999.

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

         On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories ("Abbott") which, among other things, is expected both to significantly affect the Company's research and development programs and alter the manner in which the Company markets and sells its products worldwide. See "Long-Term Sales, Marketing and Research Alliance".

RESULTS OF OPERATIONS


         THREE MONTHS ENDED SEPTEMBER 30, 1998

         The Company generated revenues of approximately $9.3 million and $9.6 million for the three months ended September 30, 1998 and 1997, respectively, including international revenues (as a percentage of total revenues) of $1.9 million (20.6%) and $3.1 million (32.2%), respectively. Sales to the Company's Japanese marketing partners represented approximately 10.7% and 19.1% of the Company's worldwide sales for the three months ended September 30, 1998 and 1997, respectively. International sales included deferred Japanese revenue of approximately $0.8 million (8.1% of total revenues) for the three months ended September 30, 1997. There was no comparable deferred revenue in the three months ended September 30, 1998, as the balance of such deferred revenue was fully amortized to income at December 31, 1997.

         The $0.4 million (4.5%) increase in product revenues (excluding the deferred revenue of $0.8 million in the same period of the prior year) was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 22.6% to 1,436,675 units in the three months ended September 30, 1998, from 1,171,875 units in the three months ended September 30, 1997. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.18 to $4.65 per cartridge in the same periods, reflecting a shift to higher volume customers that receive lower cartridge list prices. For the foreseeable future, cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements applicable under the marketing and sales alliance recently entered into between the Company and Abbott. See "Long-Term Sales, Marketing and Research Alliance".

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

         Gross profit increased by approximately $0.4 million to $2.2 million in the quarter ended September 30, 1998, compared with a gross profit of $1.8 million in the quarter ended September 30, 1997. The prior year number for the same period includes approximately $0.8 million of deferred Japanese revenue. Exclusive of deferred revenue, gross profit on product revenue increased by approximately $1.2 million (124.7%) from $1.0 million to $2.2 million. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units.

         The Company incurred research and development costs (as a percentage of sales) of approximately $1.7 million (18.3%) and $1.5 million (16.0%) for the three months ended September 30, 1998 and 1997, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.6 million (17.3%) and $1.5 million (15.8%) for the three months ended September 30, 1998 and 1997, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to year is primarily attributable to increased legal fees and expenses associated with the defense of certain legal proceedings and other legal matters, and the Company's increased need for management personnel and other services to support its growth.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $3.6 million (38.3%) and $3.6 million (37.5%) for the three months ended September 30, 1998 and 1997, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies, advertising and other sales and marketing costs.

         The decrease in other income, net, to $0.4 million for the three months ended September 30, 1998 from $0.6 million for the three months ended September 30, 1997 primarily reflects interest income earned on lower cash and cash equivalent balances.

         Net losses for the three months ended September 30, 1998 increased 4.0 percent to approximately $4.6 million, or 28 cents per share, compared with a net loss of $4.4 million, or 29 cents per share, for the three months ended September 30, 1997. The weighted average number of shares used in computing basic and diluted net loss per share was 16.052 million and 15.274 million in the 1998 and 1997 periods, respectively. Excluding the $0.8 million in deferred revenue in the 1997 period, net loss for the 1998 period would have decreased by 11.7%.


NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company generated revenues of approximately $28.5 million and $26.6 million for the nine months ended September 30, 1998 and 1997, respectively, including international revenues (as a percentage of total revenues) of $7.5 million (26.3%) and $8.2 million (30.8%), respectively. Sales to the Company's Japanese marketing partners represented approximately 10.8% and 19.7% of the Company's worldwide sales for the nine months ended September 30, 1998 and 1997, respectively. International sales included deferred Japanese revenue of approximately $2.3 million (8.7% of total revenues) for the nine months ended September 30, 1997. There was no comparable deferred revenue in the nine months ended September 30, 1998, as the balance of such deferred revenue was fully amortized to income at December 31, 1997.

         The $4.2 million (17.4%) increase in product revenues (excluding the deferred revenue of $2.3 million in the same period of the prior year) was primarily due to increased shipment volume of the Company's cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 35.1% to 4,342,550 units in the nine months ended September 30, 1998, from 3,213,543 units in the nine months ended September 30, 1997. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.39 to $4.73 per cartridge in the same periods, reflecting a shift to higher volume customers that receive lower cartridge list prices. For the foreseeable future, cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements applicable under the marketing and sales alliance recently entered into between the Company and Abbott. See "Long-Term Sales, Marketing and Research Alliance".

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


         Gross profit increased by approximately $0.2 million to $5.3 million in the nine months ended September 30, 1998, compared with a gross profit of $5.1 million in the nine months ended September 30, 1997. The prior year number for the same period includes approximately $2.3 million of deferred Japanese revenue. Exclusive of deferred revenue, gross profit on product revenue increased by approximately $2.5 million (90.3%) from $2.8 million to $5.3 million. To the extent that sales volume increases, the Company expects its gross profit to improve as manufacturing costs (including direct labor and a large component of overhead) are spread over a larger number of product units.

         The Company incurred research and development costs (as a percentage of sales) of approximately $5.5 million (19.3%) and $5.0 million (18.7%) for the nine months ended September 30, 1998 and 1997, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $5.3 million (18.6%) and $4.5 million (16.9%) for the nine months ended September 30, 1998 and 1997, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to year is primarily attributable to increased legal fees and expenses associated with the defense of certain legal proceedings and other legal matters, and the Company's increased need for management personnel and other services to support its growth.

         In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company will relocate its cartridge assembly operation in Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and is expected to be completed by December 1998. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations currently located in the Company's Plainsboro, New Jersey facility will relocate to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expires in February 1999, and readdressing packaging, marketing materials and stationery, and miscellaneous costs is estimated to be approximately $1.5 million, with approximately $0.3 million and $1.0 million being recorded as a charge to earnings in, respectively, the three months and nine months ended September 30, 1998. The charge to earnings in the first nine months of 1998 comprises approximately $0.8 million for severance and retention payments, and approximately $0.2 million for lease costs in respect of the unoccupied Plainsboro facility and expenses associated with the move to the East Windsor facility. Retention payments are charged to expense over the retention period. The Company expects the consolidation to reduce future manufacturing and operating costs by approximately $2.0 million per year, commencing in the first quarter of 1999. Such savings will come from lower personnel costs, after hiring 52 employees for the expanded cartridge assembly operations in Ontario, Canada, and lower rent, utilities and other overhead expenses.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $10.1 million (35.3%) and $9.7 million (36.4%) for the nine months ended September 30, 1998 and 1997, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, product literature, market research, clinical studies, advertising and other sales and marketing costs. The dollar increase from year to year is attributable to increased sales and marketing personnel and other marketing costs necessary to support the Company's growth in product sales.

         The decrease in other income, net, to approximately $1.1 million for the nine months ended September 30, 1998, from approximately $1.2 million for the nine months ended September 30, 1997, primarily reflects interest income earned on lower cash and cash equivalent balances.

         Net losses for the nine months ended September 30, 1998 increased 19.8 percent to approximately $15.4 million, or 99 cents per share, compared with a net loss of $12.9 million, or 90 cents per share, for the nine months ended September 30, 1997. The weighted average number of shares used in computing basic and diluted net loss per share was 15.592 million and 14.225 million in the 1998 and 1997 periods, respectively. The increase in the weighted average number of shares in 1998
                           i-STAT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)


primarily reflects the sale of 2 million shares of Common Stock to Abbott Laboratories in September 1998. Excluding the $2.3 million in deferred revenue in the 1997 period and the $1.0 million in consolidation costs discussed previously, net loss for the 1998 period would have decreased by 5.1%.


LONG-TERM SALES, MARKETING AND RESEARCH ALLIANCE
     On September 2, 1998, the Company and Abbott entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement.

       Under the Distribution Agreement, Abbott will become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott will assume the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments will be repaid by the Company to Abbott as a credit against actual incremental product sales. The first prepayment of $5,000,000 was received on September 2,1998. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout is planned.

       The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement after December 31, 2001 if Abbott fails to achieve a three-year milestone minimum growth rate in sales of the Company's products covered by the Distribution Agreement. If the Distribution Agreement is terminated, other than (i) by the Company for cause or for Abbott's failure to achieve the minimum growth rate; or (ii) by Abbott if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, and residual payments for five years following termination based on a percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. In the event that such termination occurs within the first three years of the Distribution Agreement, the Company also must refund to Abbott any prepayments made and not yet credited to Abbott at the time of such termination.

       Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

       Under the Stock Purchase Agreement, Abbott purchased 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, at a price of $11.35 per share, for an aggregate purchase price of $22,700,000 before expenses. The Purchased Shares represented at closing approximately 11.5% of the outstanding voting securities of the Company. The Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.

       The Standstill Agreement provides for limitations on Abbott's ability to purchase the Company's Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company's assets.

                           i-STAT CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)


         The foregoing description of the Alliance Agreements is qualified in its entirety by reference to the actual text of such agreements, copies of which were filed with the Commission as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

         The objective of the Abbott alliance is to strengthen the Company's product marketing and distribution capability and accelerate the development of new products. Because the alliance is in its very earliest implementation stage, it is difficult at this time for the Company to predict, within a reasonable degree of certainty, the likely impact of the alliance upon its operations, particularly in the long-term. In the near term, the Company expects to significantly reduce its sales and marketing expenses as Abbott assumes principal responsibility for many of the Company's marketing and sales activities. These savings will be partially offset by severance expenses associated with the corresponding reduction in the Company's sales and marketing personnel.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had cash and cash equivalents of approximately $43.3 million, an increase of approximately $10.4 million from the December 31, 1997 balance of approximately $32.9 million. The increase primarily reflects approximately $20.7 million, net cash, provided by the issuance of 2,000,000 shares of Common Stock to Abbott and the $5.0 million first prepayment from Abbott against guaranteed future incremental product sales discussed above in connection with the Long-Term Sales, Marketing and Research Alliance. The Company expects its existing funds to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future. However, the Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its new product development efforts, success in achieving manufacturing efficiencies, the success of the Company and its strategic partners, especially Abbott, in commercializing the Company's products, new technological developments and competitive conditions.

         The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.


IMPACT OF YEAR 2000

         The "Year 2000" or "Y2K" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has identified its Year 2000 risks in five categories: internal business operations software, internal manufacturing control software, software used in computer controlled manufacturing equipment, software used in computer-controlled products and external noncompliance by suppliers and customers.

       INTERNAL BUSINESS OPERATIONS SOFTWARE: The Company runs its financial and inventory operations using a commercially available package supplied by QAD Inc. running on a UNIX operating system supplied by Hewlett Packard Corporation. The Company's computer networks are controlled by software provided by Microsoft Corporation and Novell(R) Inc., and applications used for miscellaneous business operations are supplied by Microsoft Corporation. All the above mentioned products are certified Year 2000 compliant by these vendors.

       INTERNAL MANUFACTURING CONTROL SOFTWARE: Certain manufacturing operations are managed by internally developed software tools. Date handling software operations in most of these tools utilize software routines that are part of the software "platform" upon which these tools operate. These platforms, primarily supplied by Microsoft Corporation, are certified Y2K compliant. The Company has identified only a few exceptions but has determined these tools either to be
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


compliant, not significant to the production process or require only minor modifications included in planned upgrades. All upgrades are expected to be completed during the first half of 1999.

       SOFTWARE USED IN COMPUTER CONTROLLED MANUFACTURING EQUIPMENT: The Company has identified all pieces of computer controlled manufacturing equipment used in production processes and determined that where date handling functions are significant to the production process, the functions are Y2K compliant.

       SOFTWARE USED IN COMPUTER CONTROLLED PRODUCTS: Certain products made by the Company have software components developed and maintained by the Company. The Company has completed the software changes and testing necessary to certify substantially all of these products as Y2K compliant, and expects to complete the remaining changes and testing by mid-1999. The Company regularly distributes software updates for these products as part of its normal business practices. The cost of providing the updated, Y2K compliant software to customers has thus been at no incremental cost to the Company.

       EXTERNAL NON COMPLIANCE BY SUPPLIERS AND CUSTOMERS: The Company is engaged in the process of monitoring the Y2K program status of critical suppliers. The Company expects to establish the appropriate contingency plans for suppliers that are not able to supply sufficient certification by early 1999. These contingency plans may include establishing alternative suppliers and/or accumulating inventory as appropriate. By the year 2000 the Company's revenues are expected to be substantially derived from a few authorized distributors, including Abbott Laboratories and Hewlett Packard Company. The Company believes that these companies have adequate Y2K compliance programs in place. Accordingly, it has no reason to believe that additional operational risks are presented by the Company's relationship with its most significant customers.

       The cost of the Company's activities related to the Year 2000 project have not been, nor are expected to be, material. Where modifications have been required these have been incremental additions to software upgrades driven by other business needs. The principal Company resource allocated to the Y2K issue has been, and at least until mid-1999 is expected to be, management time.

       Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that Year 2000 problems will not result in an interruption in, or failure of, certain normal business activities or operations, that may have a material adverse effect on the Company's results of operations, liquidity or financial condition.

       All statements contained in this management's discussion and analysis of financial condition and results of operation other than statements of historical financial information, are forward looking statements. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property, dependence upon strategic corporate partners for assistance in product marketing and sales and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

                           i-STAT CORPORATION


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. However, the plaintiff has appealed and should it prevail on this issue, a prospect which the Company believes to be unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it had reason to believe that the patent was invalid.

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


         (b)      Reports on Form 8-K

                  During the quarter for which this Report on Form 10-Q is filed, two reports on Form 8-K were filed, on August 4, 1998 and September 17, 1998, disclosing, respectively, the execution and the closing of the strategic alliance with Abbott Laboratories.

                               i-STAT CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE:  November 12, 1998





                                            i-STAT CORPORATION
                                                (Registrant)



                                         BY:  /s/William P. Moffitt
                                              ----------------------------------
                                              William P. Moffitt
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)


                                         BY:  /s/Roger J. Mason
                                              ----------------------------------
                                              Roger J. Mason
                                              Vice President of Finance,
                                              Treasurer and Chief
                                              Financial Officer
                                              (Principal Financial Officer and
                                              Accounting Officer)

                                  EXHIBIT INDEX


            EXHIBIT NO.
            -----------

            27    Financial Data Schedule