Form 10-K405
period 1998-12-31
I STAT CORPORATION /DE/
filed 1999-03-30
CIK 882365

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 1999
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   |X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

   |_|          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_______to_______

                         Commission file number 0-19841

                               i-STAT Corporation
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                   22-2542664
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                104 Windsor Center Drive, East Windsor, NJ 08520
              (Address of principal executive offices) (Zip code)


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

Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Number of shares of Common Stock outstanding as of March 8, 1999: 15,322,782

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 8, 1999 is approximately $119,633,569. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III incorporates certain information by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

Item                                                                    Page

                                     Part I

1.    Business.............................................................1

2.    Properties..........................................................10

3.    Legal Proceedings...................................................10

4.    Submission of Matters to a Vote of Security Holders.................11

                                     Part II

5.    Market for the Registrant's Common Equity
      and Related Stockholder Matters.....................................13

6.    Selected Consolidated Financial Data................................14

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................15

7(a). Quantitative and Qualitative Disclosures about Market Risk..........20

8.    Financial Statements and Supplementary Data
      (a) Financial Statements............................................20
      (b) Selected Quarterly Financial Data...............................42

9.    Changes in and Disagreements with
      Accountants on Accounting and Financial Disclosure..................20

                                    Part III

10.   Directors and Executive Officers of the Registrant..............12, 21

11.   Executive Compensation..............................................21

12.   Security Ownership of Certain
      Beneficial Owners and Management....................................21

13.   Certain Relationships and Related Transactions......................21

                                     Part IV

14.   Exhibits, Financial Statement
      Schedules and Reports on Form 8-K...................................21

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, UNDER THE SECTIONS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "BUSINESS" AND ELSEWHERE RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS IN THIS REPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" UNDER
ITEM 1 BELOW AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART 1

Item 1. Business

i-STAT Corporation ("i-STAT" or the "Company"), was incorporated in Delaware in 1983, and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company's current products, known as the i-STAT System(R), consist of portable, hand-held analyzers and single-use, disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System uses a simple, one-step procedure, the results of which can be easily linked by infrared transmission to a health care provider's information system. As of December 31, 1998, i-STAT had customers throughout the United States, as well as customers in Japan, Europe, Canada, South America and Asia. The Company intends for the i-STAT System to become the standard of care for blood analysis at the patient's side, enabling rapid clinical intervention, improved patient outcomes, and lower operational costs.

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

The original i-STAT System, introduced in September 1992, was capable of performing six of the most commonly ordered blood tests, which are tests for sodium, potassium, chloride, glucose, urea nitrogen and hematocrit. In 1994, the Company expanded the testing capabilities of the i-STAT System through the introduction of cartridges which perform tests for pH, ionized calcium and bicarbonate. In 1995, the Company introduced cartridges which measure arterial blood gases (pH, PCO2 and PO2), and in 1998 the Company added a creatinine test. The Company believes that 95% of the approximately 200 million blood tests (electrolyte and blood gas) performed on a "stat" basis in the United States each year now can be performed using the i-STAT System. The Company believes that because the i-STAT System can now perform the vast majority of the tests required on a "stat" basis, it is substantially more attractive as a total replacement for hospital "stat" laboratories. The Company has additional tests under development.

i-STAT's recent marketing objective has been to further increase sales of its test cartridges to the critical care departments of hospitals where the highest volume of "stat" blood tests are performed. The Company focused its sales efforts on those hospitals that have the greatest likelihood of fully adopting the i-STAT System throughout all of their critical care departments and of using the i-STAT System as their principal means of testing blood. By virtue of the strategic technology and marketing alliance concluded in mid-1995 between the Company and Hewlett-Packard Company ("HP"), the i-STAT System was introduced and marketed in Europe by HP in 1996. In addition, i-STAT and HP have jointly developed a blood analysis device (the "Integrated Analyzer"), based on the i-STAT System, for integration into HP's customer installed base of patient monitoring systems. This device was introduced in 1997. In order to accelerate and increase sales of the i-STAT System, in September 1998 the Company entered into a long-term global product marketing and product development alliance with

Abbott Laboratories ("Abbott"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". The Company's longer-term strategy is to expand its distribution throughout the world and to market its products to alternate site health care providers such as physician offices, freestanding dialysis centers, nursing homes, outpatient clinics, emergency medical services units, home healthcare agencies and veterinary clinics.

i-STAT System Components

The i-STAT System is composed of two types of analyzers, which are hand-held, portable instruments, and various single-use, disposable cartridges, which contain the electrochemical biosensors necessary to perform the desired blood tests. One of the Company's analyzers is thermostatically controlled and can be used for all cartridges manufactured by the Company and the other can be used for all cartridges manufactured by the Company except the arterial blood gas cartridges. The Company's single-use, disposable cartridges currently allow the i-STAT System to perform blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, (pH, PCO2 and PO2), and bicarbonate and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving.

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

Marketing and Distribution

The i-STAT System is currently marketed primarily to the critical care departments of hospitals in the United States, where the highest volume of blood tests are performed on a "stat" basis. The i-STAT System also is marketed to hospitals in Japan, Europe, Canada, South America and Asia. Prior to November 1, 1998, the Company marketed and distributed the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Europe through HP, in Japan through Japanese marketing partners and in South America and Asia through selected distribution channels. Since November 1, 1998, Abbott has become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Sales to Abbott represented approximately 11.5% of the Company's worldwide sales for 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories."

The Company's strategy also has included partnering with large purchasing organizations, including large hospital networks and health maintenance organizations. In November 1997, the Company entered into a sole source three year contract with Premier Inc. for point-of-care blood gas analyzers pursuant to which Premier members may purchase the Company's products at reduced cost in exchange for minimum blood gas commitments. Premier is a strategic alliance of leading hospitals and healthcare systems across the U.S., representing more than 1,800 member hospitals and healthcare facilities. In January 1998, the Company entered into a three year contract with Kaiser Permanente pursuant to which Kaiser Permanente is recommending the Company's products to its facilities nationwide, by designating the Company a "preferred provider". Kaiser Permanente is the largest non-profit health maintenance organization in the U.S. In March 1998, VHA, Inc., renewed its existing contract with the Company for an additional two years. Under that agreement, the Company has been named as the sole contracted provider of point-of-care blood gas analyzers. VHA is a nationwide network of more than 1,750 leading community owned healthcare organizations and their physicians, which comprises 24% of the nation's community hospitals. The Company has agreed to agree to assign its rights to these contracts to Abbott under the terms of its Distribution Agreement with Abbott.

In July 1995, the Company entered into license and distribution agreements with HP at which time HP invested approximately $61 million in exchange for 2,138,702 shares of the Company's Series B Preferred Stock. Under the distribution agreement, HP has the right to distribute the Company's current products in Europe, Africa, the Middle East and the former Soviet bloc countries. The Company's license agreement with HP provides for the grant by the Company to HP of a perpetual, worldwide license under certain of the Company's intellectual property to develop and distribute the Integrated Analyzer to professionally attended human healthcare institutions. The license does not include the right to make, use or sell the Company's cartridges and provides for the payment of royalties to the Company. If the Company grants to any third party a license to make and distribute Integrated Analyzers on royalty terms more favorable to the third party than under the HP license agreement, then HP's royalty obligations generally will be adjusted to such third party's rates. The license agreement is scheduled to expire generally at the time of expiration of the Company's last-to-expire patent covering the licensed technology. In August of 1997, the Company signed an agreement with HP to supply electromechanical components to HP for use in the HP Integrated Analyzer. This electromechanical mechanism is substantially equivalent to the mechanism used in the Company's portable hand-held analyzer. The initial term of the agreement is one year and is subject to yearly extensions. Total sales to HP represented approximately 8.2% of the Company's worldwide sales for 1998.

In August 1988, the Company entered into product commercialization and distribution agreements with JCR Pharmaceuticals Inc. and FUSO Inc., two Japanese pharmaceutical and medical device companies. Pursuant to such agreements, i-STAT granted product distribution rights covering Japan, South Korea and Taiwan for an initial exclusive period which expired, and a non-exclusive period from December 1997 to December 2002 which covers only Japan. The Company understands that JCR has assigned to FUSO all distribution rights under these agreements. Sales to FUSO represented approximately 9.7% of the Company's worldwide sales for 1998.

The Company also markets its products to veterinarians' offices in the United States and selected other countries through a three year distribution agreement with Heska Corporation, signed in February 1999.

See "Government Regulation" for a description of the regulatory framework impacting the Company's ability to market its products in certain geographical areas and alternate site markets.

Competition

The Company competes principally with manufacturers of traditional blood analysis equipment used by clinical laboratories. Historically, most clinical testing has been performed in the hospital or commercial laboratory setting. These clinical laboratories provide analyses similar to those conducted by the i-STAT System and have traditionally been effective at processing large panels of tests with the use of skilled technicians and complex equipment. While i-STAT cannot provide the same range of tests, the Company believes that its products offer several advantages over clinical laboratories, including lower costs, faster results and reduced opportunity for error. In addition, the i-STAT System's testing capabilities currently are sufficiently broad to enable larger health care facilities to close "stat" laboratories and replace them wholly with the i-STAT System. Other companies may introduce products performing the same or similar functions as the i-STAT System. In such case, the Company may not be able to compete effectively with these products, or these products may render the Company's products obsolete. The Company is aware of products that have been developed and are being marketed for point-of-care analysis of some or all of the analytes measured by the i-STAT System. The Company believes that these products are more difficult to use, less efficient and test for fewer analytes than the i-STAT System, and otherwise do not offer the same features and benefits.

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

Most product manufacturing and assembly by the Company is conducted in its 52,480 square foot facility in Kanata, Ontario, Canada and in a 16,800 square foot facility in an adjoining building. This facility, which is leased, includes an 8,000 square foot Class 1000 clean room augmented by additional environmentally controlled assembly and packaging space. In addition, the Company assembles analyzers at its principal offices in East Windsor, New Jersey. In mid-1998, the Company commenced the transfer of its New Jersey cartridge assembly and inspection operations to the Kanata facility and expects to complete that transfer by May 1999. See "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company believes that its manufacturing capacity is sufficient to meet its immediately foreseeable production requirements. The Company is currently manufacturing its cartridges at a rate of over 8,000,000 cartridges per year, but has the capacity to manufacture over 20,000,000 cartridges at full factory utilization using the current generation of its biosensor chips and taking into account planned yield and productivity improvements.

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

Research and Development

From commencement of the Company's operations in 1984 until 1992, most of its financial resources were dedicated to the development of the core technology that has resulted in the i-STAT System. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing a test for lactate and three tests for the measurement of coagulation: partial thromboplastin time ("aPTT"), activated clotting time ("ACT") and prothombin time ("PT"). The Company is also studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Subject to receipt of clearance to market by the FDA, the Company expects to commence commercialization of its first coagulation test near the end of 1999. In connection with their strategic alliance, the Company and Abbott entered into a Research Agreement pursuant to which certain of the Company's research and development may be funded by Abbott. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development costs during 1996, 1997 and 1998.

As of December 31, 1998, the Company's research and technology development staff consisted of 91 full-time degreed employees, 30 of whom hold advanced degrees in chemistry, engineering, software and related disciplines.

Patents and Proprietary Rights

i-STAT pursues a policy of seeking patent protection, both in the United States and abroad, for each of the areas of invention embodied in the i-STAT System. The Company holds twenty eight United States utility patents related to the i-STAT System, the earliest of which was issued on September 5, 1989, which on average have over 12 years remaining on their patent terms, and two United States design patents related to the i-STAT System. These patents relate to the unique functional features and fabrication of the electrode technology contained in the i-STAT cartridges, operation of the cartridges, the technologies used in the i-STAT analyzers, in-house quality control instrumentation and matters related to other potential uses of the i-STAT System. The Company has five pending United States utility patent applications. The Company has received patents in Japan, Europe, Canada and Taiwan corresponding to certain of the patents issued in the United States and has filed or plans to file for patent protection in certain countries which represent a significant segment of the intended market for its products. There can be no assurance that additional patents for i-STAT's products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to i-STAT.

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

The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled, and, if the investigator observes conditions which might be violations, those conditions must be corrected or satisfactorily explained, or the manufacturer could face regulatory action that might include physical removal of the product from the marketplace. The Company's New Jersey facilities were inspected in November 1994, June 1995, and March 1997, and the FDA did not issue a Record of Inspection Observations (FDA
483) on any of those occasions. The FDA also regulates labeling and advertising for devices restricted to use by health care professionals, such as the i-STAT System.

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

The Company's products are also affected by the Clinical Laboratory Improvement Act of 1988 ("CLIA"). This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity--"waived," "moderate complexity" and "high complexity." The Company's products have been designated as "moderate complexity." Subsequent categorization of the Company's products as "high complexity" tests could hinder the Company's ability to market its products. Expansion into alternate site markets, particularly doctors' offices, may be limited by the regulatory burden imposed by the classification of the i-STAT System as a moderately complex test under CLIA. There can be no assurance that CLIA regulations or future administrative interpretations of CLIA will not have an adverse impact on the Company.

The Company and its products are also subject to a variety of state laws and regulations in those states where its products are marketed, sold or used. Certain states currently restrict or control, to varying degrees, the use of medical devices such as the i-STAT System outside the clinical laboratory by persons other than doctors or technologists. These restrictions have hindered the marketing of the Company's products in these locations. The Company is seeking interpretations, rulings or changes in relevant laws and regulations that will remove or ameliorate these restrictions. Although the Company has been successful in gaining favorable rulings and changes in certain relevant laws and regulations, there can be no assurance that the Company will be successful in its efforts to remove or ameliorate all these legal restrictions.

The i-STAT System is currently distributed outside the United States in Japan, Europe, Canada, South America and Asia and the Company expects the i-STAT System to be distributed in other foreign countries under the terms of the Distribution Agreement with Abbott. The i-STAT System is and will be subject to a wide variety of laws and regulations in these markets, ranging from simple product registration in certain countries to complex clearance and production controls in others. Speaking generally, the extent and complexity of regulation of medical devices is increasing worldwide, with regulation in some countries already nearly as comprehensive as that in the United States. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be given.

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

Employees

As of December 31, 1998, the Company employed 531 persons on a full-time basis. None of i-STAT's employees are covered by a collective bargaining agreement. i-STAT believes that its relationship with its employees is good and that its success is dependent on, among other things, achieving and retaining scientific and technological superiority and being capably managed.

Insurance

The Company maintains a product liability insurance policy in the amount of $1 million, and an excess liability insurance policy in the amount of $20 million, which are the maximum payouts for all claims that could be made during a calendar year. If the Company does not or cannot maintain its existing or comparable product liability insurance, its ability to market its products may be significantly impaired. The amount and scope of any insurance coverage upon which the Company relies may not be adequate to protect the Company in the event a successful product liability claim is made upon the Company. No product liability insurance claim has ever been made against the Company. The Company also maintains comprehensive general liability and business interruption liability insurance policies. The Company's Kanata, Ottawa, wafer fabrication facility is the only source of its proprietary thin film, biosensor chips, and, consequently, any damage to the facility as a result of fire or other causes could materially and adversely impact the Company. The amount and scope of any insurance coverage may not be adequate to protect the Company in the event of any such loss.

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

Geographic Segment Data

Information regarding geographic segment data is provided in Note 18 to Notes to Consolidated Financial Statements.

Factors That May Affect Future Results

Absence of Profitability. The Company was organized in 1983 and from its inception through December 31, 1998, the Company has never made a profit. There can be no assurance that the Company will ever achieve profitability, and the Company anticipates incurring additional losses. No assurance exists that the Company will be able to market its products at prices and in quantities that will enable the Company to achieve profitability or that the Company will not encounter substantial delays and expenses related to new product development, production and marketing problems or other unforeseen difficulties. In addition, because the Company has appointed Abbott as the worldwide exclusive distributor of its products, the Company's revenues will be significantly affected by the product revenues generated through Abbott. Accordingly, the Company's future profitability will be highly dependent on Abbott's success in marketing the Company's products.

Need for Increased Market Acceptance of the i-STAT System. The future of the Company is dependent on the success of the i-STAT System. The success of the i-STAT System is dependent primarily upon its acceptance by hospitals as a reliable, accurate and cost-effective replacement for traditional blood measurement methods. The Company is unable to predict the rate of future market acceptance of the i-STAT System. Because the i-STAT System is a "point-of-care" blood testing device, it represents a new practice in the analysis of blood. Critical or stat blood testing is currently performed primarily by central and "stat" laboratories of hospitals or by independent commercial laboratories. Although market acceptance of point-of-care blood testing is increasing, most acute care hospitals already use costly benchtop blood testing instruments in their central and "stat" laboratories and many are reluctant to change standard operating procedures for performing blood analysis. In addition, the number and types of analytes that can be currently measured on the i-STAT System is considered by some hospitals insufficient to enable broad adoption. Although the Company is currently working on the development of additional tests to add to its test menu, no assurance exists that the Company will be able to develop additional tests on a timely or cost effective basis, if at all.

Strategic Alliance with Abbott Laboratories. In September 1998, the Company concluded certain agreements with Abbott which provide for a long-term sales, marketing and research alliance. This includes a Marketing and Distribution Agreement (the "Distribution Agreement") pursuant to which Abbott has become, subject to the existing rights of certain other international distributors, the exclusive worldwide distributor of the i-STAT System and any new products the Company may develop for use in the professionally attended human healthcare market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". As a result of the Distribution Agreement, the Company has reduced its marketing and sales resources and expenditures. Substantial marketing challenges lie ahead for Abbott and the Company, and no assurance exists that Abbott can market the Company's products in an effective manner. If Abbott is unsuccessful in marketing the i-STAT System or the Distribution Agreement is terminated, the Company will be required to hire and train marketing and sales personnel and/or enter into new product distribution arrangements. There can be no assurance that the Company will be able to reproduce Abbott's marketing channels, hire competent marketing and sales personnel in a timely manner or enter into new product distribution arrangements.

Manufacturing Considerations. Because the Company operates in a new technology environment, it is normal to experience unforeseen technical issues in transferring technology from the development stage to the manufacturing stage. This may affect the timing of new product introductions. In addition, the Company's manufacturing operations involve unique, proprietary biosensor microfabrication techniques which require continuous monitoring and updating, especially as the Company's product menu expands. Moreover, in an environment where new products are being introduced, customer product demand patterns are sometimes unpredictable and the Company's biosensor manufacturing processes require long lead times to respond to significant shifts in product demand. A consequence of the foregoing is that the Company may, from time to time, find that its inventory of certain products will not always match the customer demand for such products, which can affect the Company's relationship with its customers and adversely impact its working capital. In order to be profitable, the Company must manufacture its products in greater quantities than it has to date and continue to improve production efficiencies. No assurance can be given that the Company will ultimately be able to produce its products at commercially reasonable costs. Some of the components of the i-STAT System are custom manufactured by a limited number of outside vendors. While the Company continues to expand the number of vendors which have the capacity to produce these components, the loss of its sources of supply for such components could adversely impact the Company's ability to meet the demand for its products. The Company's Kanata, Ontario, facility is the Company's only cartridge manufacturing facility and consequently, any damage to or closure of the facility as a result of fire or other causes could materially and adversely impact the Company.

Future Capital Needs. The Company expects its existing funds to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future. However, the Company's capital requirements may change based on numerous factors, including the results of the product marketing and sales activities of the Company, Abbott and other distributors, the Company's new product development initiatives, its ability to continue to achieve manufacturing efficiencies and competitive conditions. The Company has no commitments for any additional financing, and no assurance exists that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing may result in dilution to the Company's stockholders, and any debt financing may entail restrictions on the Company's right to declare dividends or on the manner in which the Company conducts its business.

Dependence on Patents and Proprietary Technology. The commercial success of the Company is dependent, in part, upon trade secrets, know-how, trademarks, patents and other proprietary rights owned by the Company. While the Company actively seeks patent protection both in the United States and abroad for certain of its proprietary technology, no assurance exists that the Company's patents will not be challenged by third parties, invalidated or designed around or that they will provide protection that has commercial significance. Furthermore, there can be no assurance that any pending patent applications or applications filed in the future will result in the issuance of a patent. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. The invalidation or expiration of key patents owned by the Company could permit increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that the Company will not in the future be found to have infringed the proprietary rights of others or become subject to patent infringement claims and litigation to determine the priority of inventions. Litigation may be necessary to enforce any patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. The defense and prosecution of intellectual property suits and related legal and administrative proceedings involves substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation to which the Company is a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties which may not be available on commercially reasonable terms, if at all. Furthermore, no assurance exists that the Company will be able to maintain the confidentiality of its trade secrets or know-how or that others may not develop or acquire trade secrets or know-how similar to those of the Company.

Technological Change and Intense Competition; Risk of Obsolescence. The Company's success depends significantly on its ability to establish and maintain a competitive position in the field of blood analysis. The Company expects that manufacturers of conventional blood analysis products used in clinical laboratories will compete intensely to maintain their markets and revenue. Some of these manufacturers currently offer products which are perceived as being less expensive to operate, and which provide a broader range of tests than the products the Company offers and expects to offer. No assurance exists that competitive pressures will not result in reduction in prices of the Company's products, which could adversely affect the Company's profitability. In addition, health care providers may choose to maintain their established means of having such tests performed. The Company also faces competition from makers of other blood analyzers intended for point-of-care use. Many of the Company's competitors have substantially greater capital resources, research and development staffs and facilities than the Company. Rapid technological changes or developments by others may result in the Company's products becoming obsolete or non-competitive. To respond to these expected changes and to improve or sustain marketability of its products, the Company may be required to make substantial investments in, and commit significant resources to, product improvement and development in order to periodically enhance its existing products and successfully introduce new products. There can be no assurance that the Company will have the resources required to make such investments. If the Company has the required resources, there can be no assurance that the Company will be able to respond adequately to changes in technology or changes in the markets for its products.

Dependence on Management and Other Key Personnel. The success of the Company is dependent upon its ability to attract and retain certain scientific, technical, regulatory and managerial personnel, the loss of whom could have a materially adverse effect on the Company. Competition for personnel having the qualifications required by the Company is intense, and no assurance exists that the Company will be successful in recruiting or retaining such personnel in the future.

Risk Associated With International Operations. In recent years, the Company has experienced substantial sales growth in international markets and expects to continue to expand its product distribution internationally. Engaging in international business inherently involves a number of difficulties and risks, such as changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, and potentially adverse tax consequences. In addition, product distribution and purchase agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system, and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that one or more of these factors will not have a material and adverse effect on the Company's international business opportunities.

Antitakeover Provisions. Certain provisions of the Company's Certificate of Incorporation and Bylaws, including provisions providing for exculpation of directors in certain circumstances, the Company's Stockholder Rights Plan, and the Company's agreements with Abbott and HP may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders, may discourage bids for the Common Stock, may adversely affect the market price of, and the voting and other rights of the holders of, the Common Stock and may discourage takeover attempts not first approved by the Board of Directors (including takeovers which certain stockholders may deem to be in their best interests). The Company will be subject to Section 203 of the Delaware General Corporation Law which, in general, imposes restrictions upon certain acquirers (including their affiliates and associates) of 15% or more of the Company's Common Stock.

Relationship with Principal Shareholders. As of December 31, 1998, directors, executive officers and principal shareholders of the Company, including Abbott and HP, owned beneficially approximately 36% of the Company's outstanding voting securities. Accordingly, these shareholders, individually and/or acting in concert, may be able to influence the outcome of shareholder votes, including votes concerning the election of directors, changes in the Company's Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale of all or substantially all of the Company's assets. In addition, if the Company receives an offer for its voting securities or assets, the Company is required to provide Abbott and HP notice of such offer. Furthermore, the Company's exclusive distribution arrangement with Abbott and its licensing and distribution arrangement with HP could have the effect of discouraging a third party from making any such offer.

Volatility of Stock Price. The market price of the Common Stock historically has been volatile. Future announcements concerning the Company or its competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of the Common Stock. In addition, Abbott and HP each have the right to request that the Company register for public sale, under the Securities Act of 1933, as amended (the "Securities Act"), the shares of Common Stock beneficially owned by them -- up to an aggregate of 4,138,702 shares of Common Stock. Such registration would cause the shares to become freely tradeable subject to certain restrictions (and subject to certain rights of first refusal of the Company). In addition, HP's 2,138,702 shares currently may be freely tradeable without registration, and after September 2, 1999, Abbott's 2,000,000 shares will be freely tradeable without registration, each subject to certain volume and other limitations of Rule 144 under the Securities Act, and certain other restrictions (and subject to certain rights of first refusal of the Company). Sales of such shares, pursuant to a registration or Rule 144, could also significantly impact the market price of the Common Stock. Moreover, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected high technology companies and which have often been unrelated to the operating performance of such companies. These broad market fluctuations, as well as general economic, political and market conditions may adversely affect the market price of the Company's Common Stock. There can be no assurance that the trading price of the Company's Common Stock will remain at or near its current level.

Item 2. Properties

The Company's principal manufacturing facilities are located in Kanata, Ontario, Canada, where it leases a 52,480 square-foot building for a term expiring in February 1999. The Company has exercised its option to renew this lease for a five year term, but is currently negotiating the rent. The Company also leases a 16,800 square foot facility in an adjoining building for a term expiring in February 2004, subject to, at the Company's option, renewal for one five-year term. The Company also leases executive offices in East Windsor, New Jersey, where it occupies a 37,474 square-foot facility. The East Windsor lease expires in September 2003, subject to, at the Company's option, renewal for one five-year term. See "Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. The plaintiffs have appealed and appellate argument was held on March 8, 1999. The appellate court's opinion will be issued in due course. Should the plaintiffs prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

The Company is a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

                               EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are as follows:

William P. Moffitt

Age 52. Mr. Moffitt is the President and Chief Executive Officer of the Company. He has held various offices since he joined the Company as Executive Vice President in July 1989. He has served as Chief Executive Officer of the Company since February 1993, as President since November 1991 and as a director since May 1990. From 1985 to 1989, Mr. Moffitt was President of the Physician Diagnostics Division of Baxter Healthcare Corp., a diversified health care company. Mr. Moffitt holds a B.S. from Duke University.

Imants R. Lauks

Age 46. Dr. Lauks is the Executive Vice President and Chief Technology Officer of the Company. He is a founder of the Company and has served as the Company's Executive Vice President since 1995, as its Vice President of Research and Development from 1983 to 1995, and as its Chief Technology Officer since 1991. Dr. Lauks has served as a director since the Company's incorporation in 1983. Until he founded the Company in 1983, Dr. Lauks was a tenured Associate Professor at the University of Pennsylvania in the Moore School of Engineering. He is an Associate of the Royal College of Science in London, England. He holds both a Ph.D. in Electrical Engineering and a B.S. in Chemistry from Imperial College of London University.

Noah J. Kroloff

Age 36. Mr. Kroloff is the Vice President of Business Development & Strategy. He joined the Company in May 1994. From September 1990 to May 1994, he was a manager at McKinsey & Company, a leading management consulting firm, where he specialized in international alliances among medical products companies. Prior to joining McKinsey, he served in consulting and business development roles for several biotechnology companies and for Merck & Co., Inc. Mr. Kroloff holds an M.B.A. in finance and marketing from the MIT Sloan School of Management and a B.A. in general science from Brandeis University.

Roger J. Mason

Age 50. Mr. Mason has served as Vice President of Finance, Treasurer and Chief Financial Officer since he joined the Company in July 1996. From October 1994 to June 1996, he was Vice President, Finance and Treasurer, and Chief Financial Officer at Concurrent Computer Corporation, a publicly held, leading worldwide supplier of networked and distributed, high performance, real time, fault-tolerant computing systems. From April 1991 to October 1994, Mr. Mason served as Chief Financial Officer and Treasurer at Integral Peripherals Inc., a disk drive manufacturer. From 1981 to 1991, he held senior executive positions at Maxtor Corporation, a publicly held disk drive manufacturer, MiniScribe Corporation, a publicly held disk drive manufacturer whose assets were acquired by Maxtor Corporation, and Ironstone Group, Inc., a publicly held holding company. His experience also includes public accounting with Coopers & Lybrand and Honey, Perriam & Company. He is a fellow of the Institute of Chartered Accountants in England and Wales.

Michael P. Zelin

Age 38. Mr. Zelin has served as Senior Vice President since February 1999. From March 1992 to January 1999, he was Vice President of Systems Development. Since joining the Company in February 1986 he has held various technical positions including Manager and Director of Systems Engineering, and has contributed to nine of the Company's U.S. patents or patents pending.

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

1998                                High                Low
-------------------------------------------------------------
First Quarter...................    21                 12 4/5
Second Quarter..................    14 3/4              6 5/8
Third Quarter...................    14                  6 3/8
Fourth Quarter..................     9 3/4              5 3/8

1997                                High                Low
-------------------------------------------------------------
First Quarter...................    29 1/2             13 1/4
Second Quarter..................    18 1/4             11 1/2
Third Quarter...................    24 1/2             15 3/4
Fourth Quarter..................    24 3/16            15 3/8

Holders

There were approximately 430 registered holders of the Company's Common Stock of record as of March 8, 1999.

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

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere in this Report. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

In thousands of dollars, except share and per share data                           Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                               1998            1997            1996            1995            1994
Statement of Operations Data:
Net sales ..........................................   $     39,101    $     37,840    $     30,330    $     20,102    $     10,695
Cost of sales ......................................         30,664          30,962          26,291          22,013          14,803
Operating expenses:
Research and development ...........................          7,281           6,721           5,780           5,664           8,333
General and administrative .........................          7,152           5,761           5,778           4,937           4,004
Sales and marketing ................................         12,956          13,020          11,991          11,506           8,484
Consolidation of operations ........................          1,115              --              --              --              --
Other income, net ..................................          1,672           1,651           2,054           1,010           1,249
Net loss ...........................................        (18,395)        (16,973)        (17,456)        (23,008)        (23,680)
Basic and diluted net loss per share ...............         ($1.15)         ($1.17)         ($1.31)         ($1.90)         ($2.16)
Shares used in computing basic and diluted
net loss per share .................................     16,050,877      14,497,530      13,321,603      12,122,089      10,974,467

In thousands of dollars                                                                As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                               1998            1997            1996            1995            1994
Balance Sheet Data:
Cash, cash equivalents
and short-term investments .........................   $     38,390    $     32,914    $     28,417    $     49,519    $     21,619
Working capital ....................................         44,605          38,697          33,056          55,426          23,082
Total assets .......................................         68,906          59,170          55,365          74,050          39,178
Accumulated deficit ................................       (176,668)       (158,273)       (141,300)       (123,844)       (100,836)
Total stockholders' equity .........................   $     54,660    $     53,045    $     46,834    $     63,594    $     26,093

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

The Company was incorporated in Delaware in 1983 and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic information at the point of patient care. The Company's current products, known as the i-STAT System, consist of portable, hand-held analyzers and single-use disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving.

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing a test for lactate and three tests for the measurement of coagulation: partial thromboplastin time ("aPTT"), activated clotting time ("ACT") and prothombin time ("PT"). The Company is also studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Subject to receipt of clearance to market by the FDA, the Company expects to commence commercialization of its first coagulation test near the end of 1999.

Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories ("Abbott") which, among other things, is expected both to significantly affect the Company's research and development programs and alter the manner in which the Company markets and sells its products worldwide. See "Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". Abbott commenced distribution of the i-STAT System on November 1, 1998.

Results of Operations

The Company generated revenues of approximately $39.1 million, $37.8 million and $30.3 million in 1998, 1997 and 1996, including international revenues (as a percentage of worldwide revenues) of $9.8 million (25.1%), $12.5 million (33.1%) and $9.5 million (31.2%), respectively. International revenues for 1997 and 1996 include deferred Japanese revenue which has been amortized to income at the rate of approximately $3.1 million and $3.2 million, respectively. The deferred Japanese revenue was fully amortized to revenue during December 1997, when the period of exclusivity under the Company's agreements with its Japanese partners expired. The Company also received a one-time milestone payment of $0.9 million, net, from its Japanese marketing partners during the fourth quarter of 1997 for the development of the Company's creatinine product. Sales to its Japanese marketing partners represented approximately 9.7%, 21.0% and 24.7% of the Company's worldwide sales (including deferred revenue in 1997 and 1996, and the milestone payment in 1997) for 1998, 1997 and 1996, respectively.

The $1.3 million (3.3%) increase in revenues from 1997 to 1998 was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 32.8% to 6,046,825 units in 1998 from 4,551,743 units in 1997. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.25 to $4.66 per cartridge in the same periods. For the foreseeable future, cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements applicable under the strategic alliance between the Company and Abbott. See "Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". The increase in revenues in 1998 was also partially offset by the absence of deferred revenue and a one-time milestone payment from the Company's Japanese marketing partner, totalling $4.0 million in 1997.

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

The manufacturing costs associated with product sales in 1998, 1997 and 1996 were approximately $30.7 million, $31.0 million and $26.3 million, respectively. This resulted in a gross profit (as a percentage of sales) of approximately $8.4 million (21.6%), $6.9 million (18.2%) and $4.0 million (13.3%) in 1998, 1997 and
1996, respectively. The improvement in gross margin each year was primarily due to increased shipment volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units. The Japanese deferred revenue and milestone payment of $4.0 million and $3.2 million noted above also contributed to the gross margin improvement in 1997 and 1996, respectively.

The Company incurred research and development costs (as a percentage of sales) of approximately $7.3 million (18.6%), $6.7 million (17.8%) and $5.8 million (19.1%) in 1998, 1997 and 1996, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for lactate and coagulation, which are expected to move into the commercialization phase near the end of 1999. The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs. Some portion of these expenditures may be funded by Abbott. See "Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories".

The Company incurred general and administrative expenses (as a percentage of sales) of approximately $7.2 million (18.3%), $5.8 million (15.2%) and $5.8 million (19.1%) in 1998, 1997 and 1996, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The increase from 1997 to 1998 primarily reflects the Company's increased need for management personnel and other services to support its growth, and legal fees and expenses associated with the defense of certain legal proceedings and other legal matters.

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company has relocated its cartridge assembly operation from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and the Company expects to complete the relocation by April 1999. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations formerly located in the Company's Plainsboro, New Jersey facility were relocated to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expired in February 1999, and miscellaneous costs was approximately $1.1 million. The charge to earnings in 1998 comprises approximately $1.0 million for severance and retention payments, and approximately $0.1 million for lease costs in respect of the unoccupied Plainsboro facility and other expenses associated with the move to the East Windsor facility. At December 31, 1998, approximately $236,000 remained in accrued liabilities in respect of consolidation expenses, which are expected to be paid during the first half of 1999. An additional charge to earnings of approximately $0.1 million is anticipated in 1999. Retention payments are charged to expense over the retention period. The Company expects the consolidation to reduce future manufacturing and operating costs by over $2.0 million per year, commencing in the first quarter of 1999. Such savings will come from lower personnel costs, after hiring 52 employees for the expanded cartridge assembly operations in Ontario, Canada, and lower rent, utilities and other overhead expenses.

The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $13.0 million (33.1%), $13.0 million (34.4%) and $12.0 million (39.5%) in 1998, 1997 and 1996, respectively, consisting primarily of salaries, commissions, benefits, travel and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. Sales and marketing expenses in 1998 include approximately $483,000 for severance and retention bonus amounts payable to the Company's sales representatives and sales management personnel. The employment of the majority of the Company's sales representatives was terminated on December 31, 1998, in connection with the Distribution Agreement with Abbott. Sales and marketing expenses are expected to decline in 1999 as a result of the Distribution Agreement with Abbott. See "Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories".

Investment income was approximately $1.7 million, $1.6 million and $2.1 million in 1998, 1997 and 1996, respectively. The changes in investment income primarily reflect changes in the level of cash and cash equivalent balances. The higher investment income in 1996 reflects the receipt in July 1995 of net proceeds of approximately $59.2 million in connection with the issuance of Series B Preferred Stock to HP. Interest income is expected to decline in the near future as cash and cash equivalent balances decline.

Net loss in 1998 increased to approximately $18.4 million or $1.15 per share, from $17.0 million or $1.17 per share in 1997, and $17.5 million or $1.31 per share in 1996. The weighted average number of shares used in computing basic and diluted net loss per share was 16.05 million, 14.50 million and 13.32 million in 1998, 1997 and 1996, respectively. The increases in the weighted average number of shares primarily reflect the private placement of 1.85 million shares of Common Stock in June 1997 and the issuance of 2 million shares of Common Stock to Abbott in September 1998.

Liquidity and Capital Resources

At December 31, 1998, the Company had cash and cash equivalents of approximately $38.4 million, an increase of $5.5 million from the December 31, 1997 balance of approximately $32.9 million. The increase primarily reflects net proceeds of approximately $20.7 million from the issuance of Common Stock to Abbott in September 1998, partially offset by approximately $9.5 million of cash used in operating activities and equipment purchases of approximately $5.9 million during the year ended December 31, 1998. Working capital increased by approximately $5.9 million from $38.7 million at December 31, 1997 to $44.6 million at December 31, 1998, primarily reflecting the increase in cash and cash equivalents. The change in working capital also reflects an increase in inventory of $2.6 million which in part reflects the rebuilding of inventory following a manufacturing transition to smaller biosensor chips in the fourth quarter of 1997. In addition, the Company has increased and expects to continue to increase the inventory volumes on hand to meet the anticipated growth of customer sales. The aforementioned increases in working capital were partially offset by an increase in accrued expenses of approximately $2.3 million which in part reflects retention bonuses and severance payments in connection with the consolidation of operations and the reduction in the sales force. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its product marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

At December 31, 1998, the Company had available for Federal Income Tax purposes net operating loss carryforwards of approximately $148 million, which expire in varying amounts through 2018. The timing and manner in which the operating loss carryforwards may be utilized in any year by the Company will be limited by
Section 382 of the Internal Revenue Code.

Almost all of the Company's international sales are invoiced and settled in U.S. dollars. However, while sales to FUSO in Japan are invoiced in U.S. dollars, the Company's U.S. dollar sales prices for cartridges (but not equipment) reflect twice yearly adjustments for changes in the Japanese Yen/U.S. dollar exchange rate. Cartridge revenues from Japan would have been approximately $0.2 million higher in 1998 if the average Japanese Yen/U.S. dollar exchange rates in effect in 1997 were applied to 1998 sales prices. The growth in international sales in other countries may be affected by foreign exchange movements, in that potential customers may be discouraged from placing orders for U.S. dollar denominated products if changes in exchange rates are adverse to the customer.

A large part of the Company's cartridge production and all biosensor chip production has been conducted in Canada. Substantially all cartridge production will be conducted in Canada in 1999 following the Operations Consolidation discussed above. Most labor and overhead costs are incurred in Canadian currency funded by U.S. dollar transfers from the U.S. each week, while most raw material purchases are in U.S dollars. In 1998, the accumulated other comprehensive loss related to foreign currency translation increased by approximately ($1.1) million to approximately ($1.3) million, and reflects the adjustment to translate the Canadian Subsidiary's balance sheet to U.S. dollars at the December 31, 1998 exchange rate. The decline in the value of the Canadian dollar (by approximately 7% in 1998), has reduced the U.S. dollar cost of product produced in Canada.

The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.

Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories

On September 2, 1998, the Company and Abbott entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement.

Under the Distribution Agreement, Abbott has become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments will be repaid by the Company to Abbott as a credit against actual incremental product sales. The first prepayment of $5,000,000 was received on September 2, 1998, and is carried on the consolidated balance sheet as deferred revenue from related parties, non-current, at December 31, 1998. A second prepayment of $4,000,000 was received in January 1999. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout is planned. As a result of the Distribution Agreement, the majority of the Company's revenues will be derived from Abbott.

The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement after December 31, 2001 if Abbott fails to achieve a three-year milestone minimum growth rate in sales of the Company's products covered by the Distribution Agreement. If the Distribution Agreement is terminated, other than (i) by the Company for cause or for Abbott's failure to achieve the minimum growth rate; or (ii) by Abbott, if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, and residual payments for five years following termination based on a percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. In the event that such termination occurs within the first three years of the Distribution Agreement, the Company also must refund to Abbott any prepayments made and not yet credited to Abbott at the time of such termination.

Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. In connection with this agreement, the Company received a $517,000 prepayment in December 1998 for research and development to be pursued by the Company. During 1998, $110,000 of this amount was expended by the Company and included in net sales. The remaining prepaid portion of $407,000 as of December 31, 1998 has been included in deferred revenue from related parties, current, on the consolidated balance sheet. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

Under the Stock Purchase Agreement, Abbott purchased 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, at a price of $11.35 per share, resulting in net proceeds of $20,641,000. The Purchased Shares represented at closing approximately 11.5% of the outstanding voting securities of the Company. The Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.

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

The objective of the Abbott alliance is to strengthen the Company's product marketing and distribution capability and accelerate the development of new products. Because the alliance is in its very earliest implementation stage, it is difficult at this time for the Company to predict, within a reasonable degree of certainty, the likely impact of the alliance upon its operations, particularly in the long-term. In the near term, the Company expects to reduce its sales and marketing expenses as Abbott assumes principal responsibility for many of the Company's marketing and sales activities.

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

Internal Business Operations Software: The Company runs its financial and inventory operations using a commercially available package supplied by QAD Inc. running on a UNIX operating system supplied by HP. The Company's computer networks are controlled by software provided by Microsoft Corporation and Novell(R) Inc., and applications used for miscellaneous business operations are supplied by Microsoft Corporation. All the above mentioned products are certified Year 2000 compliant by these vendors.

Internal manufacturing Control Software: Certain manufacturing operations are managed by internally developed software tools. Date handling software operations in most of these tools utilize software routines that are part of the software "platform" upon which these tools operate. These platforms, primarily supplied by HP, are certified Y2K compliant. The Company has identified only a few exceptions but has determined these tools either to be compliant, not significant to the production process or require only minor modifications included in planned upgrades. All upgrades are expected to be completed during the first half of 1999.

Software Used in Computer Controlled manufacturing Equipment: The Company has identified all pieces of computer controlled manufacturing equipment used in production processes and determined that where date handling functions are significant to the production process, the functions are Y2K compliant.

Software Used in Computer Controlled Products: Certain products made by the Company have software components developed and maintained by the Company. The Company has completed the software changes and testing necessary to certify substantially all of these products as Y2K compliant, and expects to complete the remaining changes and testing by mid-1999. The Company regularly distributes software updates for these products as part of its normal business practices. To date, the cost of providing the updated, Y2K compliant software to customers has been at no incremental cost to the Company.

External Non Compliance by Suppliers and Customers: The Company is engaged in the process of monitoring the Y2K program status of critical suppliers. The Company expects to establish the appropriate contingency plans for suppliers that are not able to supply sufficient certification by early 1999. These contingency plans may include establishing alternative suppliers and/or accumulating inventory as appropriate. By the year 2000 the Company's revenues are expected to be substantially derived from a few authorized distributors, including Abbott and HP. The Company believes that these companies have adequate Y2K compliance programs in place. Accordingly, it has no reason to believe that additional operational risks are presented by the Company's relationship with its most significant customers.

The cost of the Company's activities related to the Year 2000 project have not been, nor are expected to be, material. Where modifications have been required they have been incremental additions to software upgrades driven by other business needs. The principal Company resource allocated to the Y2K issue has been, and is expected to be, management time. Such internal personnel costs allocated to the Y2K issue are estimated to have been less than $150,000 through December 31, 1998, and are expected to be less than $50,000 in 1999.

Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that Year 2000 problems will not result in an interruption in, or failure of, certain normal business activities or operations, that may have a material adverse effect on the Company's results of operations, liquidity or financial condition.

Recent Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and other Post-retirement Benefits," and is effective for fiscal years beginning after December 15, 1997. As the Company does not maintain a pension or other post-retirement plan, the statement is not applicable and has no impact on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

All statements contained in this management's discussion and analysis of financial condition and results of operation other than statements of historical financial information, are forward looking statements. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, those listed in "Factors That May Affect Future Results", in Item 1 of this Annual Report on Form 10-K, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Election of Directors" of the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is included under the caption "Executive Compensation" of the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders" and "Election of Directors" of the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption "Certain Transactions" of the Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

(1) Financial Statements--The following are included in Item 8:
                                                                         Page

Report of Independent Accountants.........................................26

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1998.........................27

Consolidated Balance Sheets at December 31, 1998 and 1997.................28

Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998..................29

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 1998.........................30

Notes to Consolidated Financial Statements................................31

(2) Financial Statement Schedules--The following are included in Item 14(d):

Report of Independent Accountants.........................................43

Schedule II--Valuation and Qualifying Accounts............................44

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

(10.35) Form of Officer Indemnification Agreement (Form 10-K for fiscal year ended December 31, 1996)*

(10.36) Form of Director Indemnification Agreement (Form 10-K for fiscal year ended December 31, 1996)*

(10.37) Amendment, dated November 20, 1996 to Lease Agreement dated May 27, 1993, between Linpro Princeton O.R. Offices II L.P. and the Registrant. (Form 10-K for fiscal year ended December 31, 1996)*

(10.38)**    1985 Stock Option Plan, as amended (Form 10-K for fiscal year ended
             December 31, 1997)*

(10.39)**    Employment Agreement, dated January 23, 1998, between the
             Registrant and William P. Moffitt (Form 10-K for fiscal year ended
             December 31, 1997)*

(10.40)**    Non-Statutory Stock Option Agreement, dated January 23, 1998, between the Registrant and William P. Moffitt (Form 10-K for fiscal year ended December 31, 1997)*


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Exhibit No.  Description

(10.41) Lease Agreement, dated July 16, 1998, between Brandywine Operating Partnership L.P. and Registration (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.42) Common Stock Purchase Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.43) Standstill Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.44) Form of Registration Rights Agreement entered into by Registrant and Abbott Laboratories on September 2, 1998 (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.45) Marketing and Distribution Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.46) Funded Research & Development and License Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.47) 1998 Stock Option Plan (Form S-8 Registration Statement, File No. 333-65357)*

(10.48)      Form of Director Non-Statutory Stock Option Agreement

(10.49) Lease Agreement dated August 27, 1998, between Urigold Holdings Ltd. and the Registrant

(21) Subsidiaries of the Registrant (Form S-1 Registration Statement, File No. 33-44800)*

(23)         Consent of PricewaterhouseCoopers LLP, Independent Accountants

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

Description                                                                Page

Report of Independent Accountants............................................26

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998........................................27

Consolidated Balance Sheets as of December 31, 1998 and 1997.................28

Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998........................29

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998........................................30

Notes to Consolidated Financial Statements...................................31

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of i-STAT Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of i-STAT Corporation and its subsidiary (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 25, 1999
                               i-STAT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands of dollars, except share and per share data                             For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                             1998                   1997                    1996
Net sales (inclusive of related party sales of
   $7,727, $2,897 and $961) ...................................          $     39,101           $     37,840           $     30,330
Cost of sales .................................................                30,664                 30,962                 26,291
                                                                          ----------------------------------------------------------
   Gross profit ...............................................                 8,437                  6,878                  4,039
Operating expenses:
   Research and development ...................................                 7,281                  6,721                  5,780
   General and administrative .................................                 7,152                  5,761                  5,778
   Consolidation of operations ................................                 1,115                     --                     --
   Sales and marketing ........................................                12,956                 13,020                 11,991
                                                                          ----------------------------------------------------------
      Total operating expenses ................................                28,504                 25,502                 23,549
                                                                          ----------------------------------------------------------
         Operating loss .......................................               (20,067)               (18,624)               (19,510)
Other income (expense):
   Investment income ..........................................                 1,694                  1,612                  2,105
   Other ......................................................                   (22)                    39                    (51)
                                                                          ----------------------------------------------------------
      Other income (expense), net .............................                 1,672                  1,651                  2,054
                                                                          ----------------------------------------------------------
Net loss ......................................................               (18,395)               (16,973)               (17,456)
Other comprehensive loss:
   Foreign currency translation ...............................                (1,064)                  (100)                   (79)
                                                                          ----------------------------------------------------------

Comprehensive loss ............................................              ($19,459)              ($17,073)              ($17,535)
                                                                          ==========================================================

Basic and diluted net loss per share ..........................                ($1.15)                ($1.17)                ($1.31)
                                                                          ==========================================================

Shares used in computing basic and diluted
net loss per share ............................................            16,050,877             14,497,530             13,321,603
                                                                          ==========================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except share and per share data                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            1998             1997
Assets
Current assets:
   Cash and cash equivalents .....................................................................       $  38,390        $  32,914
   Accounts receivable, net of reserve for doubtful accounts of $190
      in 1998 and $109 in 1997 ...................................................................           2,849            4,827
   Accounts receivable from related parties ......................................................           2,843              379
   Inventories (Note 2) ..........................................................................           8,296            5,927
   Prepaid expenses and other current assets .....................................................           1,473              775
                                                                                                         ---------------------------
      Total current assets .......................................................................          53,851           44,822
Plant and equipment, net (Note 3) ................................................................          13,336           12,619
Intangible assets, net (Note 4) ..................................................................           1,344            1,330
Other assets .....................................................................................             375              399
                                                                                                         ---------------------------
      Total assets ...............................................................................       $  68,906        $  59,170
                                                                                                         ===========================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ..............................................................................       $   2,684        $   2,174
   Accrued expenses (Note 5) .....................................................................           6,003            3,733
   Deferred revenue (inclusive of related party deferred revenue of $407 in 1998
   and $ 0 in 1997) ..............................................................................             559              218
                                                                                                         ---------------------------
      Total current liabilities ..................................................................           9,246            6,125
                                                                                                         ---------------------------

Deferred revenue from related party, non-current .................................................           5,000               --
                                                                                                         ---------------------------
   Total liabilities .............................................................................          14,246            6,125
                                                                                                         ---------------------------

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $.10 par value, shares authorized 7,000,000:
      Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued at December 31, 1998
         and December 31, 1997 ...................................................................              --               --
      Series B Preferred Stock, $.10 par value, 2,138,702 shares authorized, issued
         and outstanding at December 31, 1998 and December 31, 1997 ..............................             214              214
   Common Stock, $.15 par value, shares authorized 25,000,000;
      shares issued and outstanding 15,308,995 at December 31, 1998
      and 13,203,527 at December 31, 1997 ........................................................           2,296            1,981
   Treasury Stock at cost ........................................................................              --              (13)
   Additional paid-in capital ....................................................................         230,328          209,594
   Unearned compensation .........................................................................            (169)            (181)
   Accumulated deficit ...........................................................................        (176,668)        (158,273)
   Accumulated other comprehensive loss ..........................................................          (1,341)            (277)
                                                                                                         ---------------------------
   Total stockholders' equity ....................................................................          54,660           53,045
                                                                                                         ---------------------------
      Total liabilities and stockholders' equity .................................................       $  68,906        $  59,170
                                                                                                         ===========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Preferred
                                                  Stock                          Common Stock
                                                ---------   ---------------------------------------------

                                                                                  Additional
In thousands of dollars,                           Par       Number        Par      Paid-in     Treasury
except share and per share data                   Value     of Shares     Value     Capital       Stock
-----------------------------------------------------------------------------------------------------------

Balance, December 31, 1995...................    $ 214     11,123,698      $1,669   $188,698        ($691)
Net loss for 1996............................
Other comprehensive loss on foreign currency
    translation adjustments..................

    Total comprehensive loss.................
Shares issued at $1.50 to $23.125 per share
    under the 1985 Stock Option Plan
    (Note 9).................................                 111,347          16        706
Compensation related to options
    issued net of forfeitures ...............                                         (2,216)
Amortization of unearned compensation
    related to options and Restricted Stock..
Purchase of Treasury Stock ..................                                                         (66)
Retirement of Treasury Stock.................                 (19,831)         (3)      (754)         757
                                                -----------------------------------------------------------
Balance, December 31, 1996...................      214     11,215,214       1,682    186,434           --
Net loss for 1997............................
Other comprehensive loss on foreign currency
    translation adjustments..................

        Total comprehensive loss.............
Shares issued at $.525 to $23.125 per share
    under the 1985 Stock Option Plan (Note 9)                 127,613          19        426
Private placement of Common Stock............               1,850,000         278     22,555
Restricted Stock issued at $16.875 per share.                  10,700           2        179
Amortization of unearned compensation
    related to options and Restricted Stock..
Purchase of Treasury Stock...................                                                         (13)
                                                -----------------------------------------------------------
    Balance, December 31, 1997...............      214     13,203,527       1,981    209,594          (13)
Net loss for 1998............................
Other comprehensive loss on foreign
    currency translation adjustments ........

        Total comprehensive loss.............
Shares issued at $1.50 to $12.625 per share
    under the 1985 Stock Option Plan (Note 9)                  90,260          13        149
Private placement of Common Stock............               2,000,000         300     20,341
Restricted Stock issued at $15.938 per share.                     750                     12
Restricted Stock issued at $16.438 per share.                   3,000                     49
Restricted Stock issued at $16.50 per share..                  12,000           2        196
Amortization of unearned compensation
    related to Restricted Stock..............
Retirement of Treasury Stock.................                    (542)                   (13)          13
                                                -----------------------------------------------------------
    Balance, December 31, 1998...............     $214     15,308,995      $2,296   $230,328          $--
                                                ===========================================================



                                                           Accumulated
                                                             Other                   Total
                                                Unearned     Compre-                 Stock-
In thousands of dollars,                         Compen-     hensive   Accumulated   holders
except share and per share data                  sation       Loss       Deficit     Equity
---------------------------------------------------------------------------------------------

Balance, December 31, 1995...................     ($2,354)       ($98)  ($123,844)   $63,594
Net loss for 1996............................                             (17,456)
Other comprehensive loss on foreign currency
    translation adjustments..................                     (79)
                                                              --------------------
    Total comprehensive loss.................                                        (17,535)
Shares issued at $1.50 to $23.125 per share
    under the 1985 Stock Option Plan
    (Note 9).................................                                            722
Compensation related to options
    issued net of forfeitures ...............       2,216
Amortization of unearned compensation
    related to options and Restricted Stock..         119                                119
Purchase of Treasury Stock ..................                                            (66)
Retirement of Treasury Stock.................
                                               ----------------------------------------------
Balance, December 31, 1996...................         (19)       (177)   (141,300)    46,834
Net loss for 1997............................                             (16,973)
Other comprehensive loss on foreign currency
    translation adjustments..................                    (100)
                                                              --------------------
        Total comprehensive loss.............                                        (17,073)
Shares issued at $.525 to $23.125 per share
    under the 1985 Stock Option Plan (Note 9)                                            445
Private placement of Common Stock............                                         22,833
Restricted Stock issued at $16.875 per share.        (181)
Amortization of unearned compensation
    related to options and Restricted Stock..          19                                 19
Purchase of Treasury Stock...................                                            (13)
                                               ----------------------------------------------
    Balance, December 31, 1997...............        (181)       (277)   (158,273)    53,045
Net loss for 1998............................                             (18,395)
Other comprehensive loss on foreign
    currency translation adjustments ........                  (1,064)
                                                              --------------------
        Total comprehensive loss.............                                        (19,459)
Shares issued at $1.50 to $12.625 per share
    under the 1985 Stock Option Plan (Note 9)                                            162
Private placement of Common Stock............                                         20,641
Restricted Stock issued at $15.938 per share.         (12)
Restricted Stock issued at $16.438 per share.         (49)
Restricted Stock issued at $16.50 per share..        (198)
Amortization of unearned compensation
    related to Restricted Stock..............         271                                271
Retirement of Treasury Stock.................
                                               ----------------------------------------------
    Balance, December 31, 1998...............       ($169)    ($1,341)  ($176,668)   $54,660
                                               ==============================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars, except share and per share data                                        For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               1998           1997           1996
Cash flows from operating activities:
   Net loss ...........................................................................      ($18,395)      ($16,973)      ($17,456)
   Adjustment to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ...................................................         4,591          3,878          2,831
      Accounts receivable provision ...................................................           103             53            145
      Gains on disposal of equipment ..................................................            --            (27)            (8)
      Amortization of deferred revenue ................................................          (218)        (3,022)        (3,136)
      Expense related to restricted stock and options .................................           271             19            119
Change in assets and liabilities:
   Accounts receivable ................................................................         1,875              1           (980)
   Accounts receivable from related parties ...........................................        (2,464)          (312)           (60)
   Inventories ........................................................................        (2,596)         1,340          1,256
   Prepaid expenses and other current assets ..........................................          (660)           180           (224)
   Accounts payable ...................................................................           568            476            (17)
   Accrued expenses ...................................................................         2,321            140          1,227
   Restricted cash, letter of credit ..................................................          (219)           158             96
   Deferred revenue ...................................................................         5,559             --             --
                                                                                             ---------------------------------------
      Net cash used in operating activities ...........................................        (9,264)       (14,089)       (16,207)
                                                                                             ---------------------------------------

Cash flows from investing activities:
   Purchases of investments ...........................................................            --        (22,976)            --
   Sales of investments ...............................................................            --         22,976          2,025
   Purchase of equipment ..............................................................        (5,925)        (4,376)        (5,180)
   Cost of intangible assets ..........................................................          (193)          (259)          (311)
   Proceeds from sale of equipment ....................................................            --             56             19
                                                                                             ---------------------------------------
      Net cash used in investing activities ...........................................        (6,118)        (4,579)        (3,447)
                                                                                             ---------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock .............................................           162            445            656
   Net proceeds from private placement of Common Stock ................................        20,641         22,833             --
   Retirement (purchase) of Treasury Stock ............................................            13            (13)            --
   Other ..............................................................................            29             --             --
                                                                                             ---------------------------------------
      Net cash provided by financing activities .......................................        20,845         23,265            656
                                                                                             ---------------------------------------

Effect of currency exchange rate changes on cash ......................................            13           (100)           (79)
                                                                                             ---------------------------------------
   Net increase (decrease) in cash and cash equivalents ...............................         5,476          4,497        (19,077)
   Cash and cash equivalents at beginning of year .....................................        32,914         28,417         47,494
                                                                                             ---------------------------------------
   Cash and cash equivalents at end of year ...........................................      $ 38,390       $ 32,914       $ 28,417
                                                                                             =======================================

Supplemental disclosure of cash flow information:
   Cash paid for income taxes .........................................................            --             --             --
                                                                                             =======================================
   Cash paid for interest .............................................................      $     --       $     --       $      1
                                                                                             =======================================

Supplemental disclosures of cash flow information and non cash investing and financing activities:
   Equipment purchases included in accounts payable at year end .......................      $    181       $     33       $    136
                                                                                             =======================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of i-STAT Corporation and i-STAT Canada Limited, collectively known as i-STAT or the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. As of November 1998, the Company's products are marketed and distributed principally to hospitals by Abbott Laboratories ("Abbott") in connection with the Company's long-term sales and marketing alliance (see note
12).

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

Cash and Cash Equivalents

Cash and cash equivalents include investments with original maturities of three months or less.

Foreign Currency Translation/Transactions

Consolidated Balance Sheet amounts have been translated using exchange rates in effect at the balance sheet dates and the translation adjustments have been included in the accumulated other comprehensive loss as a separate component of Consolidated Stockholders' Equity. The Consolidated Statements of Operations has been translated using the average exchange rates in effect each year. The transaction gains and losses, which are not material, have been included in other income.

Inventories

Inventories are carried at the lower of actual cost or market and cost is accounted for on the first-in first-out (FIFO) basis.

Plant and Equipment

Plant and equipment are stated at cost and are depreciated on a straight-line basis over their useful lives which are estimated to be three to seven years. Leasehold improvements are amortized over five years or the term of the lease, whichever is less. The cost of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to expenses as incurred. When depreciable assets are retired or sold the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

Patents, Licenses and Trademarks

Costs to obtain and maintain patents, licenses and trademarks are capitalized and amortized on a straight-line basis over their estimated useful lives or a period of 17 years, whichever is shorter. The Company reviews these items on a regular basis for realization.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Unearned Compensation

Unearned compensation related to stock options and Restricted Stock awards is amortized over the period during which the options become exercisable or Restricted Stock awards are earned.

Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires an asset and liability approach for financial accounting and reporting of income taxes. In addition, deferred income taxes are adjusted for changes in income tax rates.

Revenue Recognition

Revenues are recorded at the time of shipment of products and when title transfers or upon performance of services. Revenues from service contracts are recognized in earnings over the term of the contract.

Basic and Diluted Loss per Share

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

Options to purchase 2,141,865 shares of common stock at $1.50 - $32.58 per share, which expire on various dates from May 1999 to August 2008, were outstanding at December 31, 1998. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

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

Concentration of Credit Risk

The Company's significant concentrations of credit risk are with its cash and cash equivalents and accounts receivable. Substantially all the Company's cash and cash equivalents at December 31, 1998 were invested in the securities of a single U.S. Government Agency. Accounts receivable are generally with major hospitals and distributors such as Abbott, Hewlett-Packard Company ("HP") and FUSO, Inc. The Company provides credit to its customers on an unsecured basis after evaluating their credit status.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set set of financial statements. The adoption of this Statement has no impact on the Company's net loss or stockholders' equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive earnings. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Segment Information

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates within one business segment comprising the i-STAT System. The i-STAT System consists of a portable handheld analyzer and single-use, disposable cartridges, which are interdependent on one another in the functionality of the system. Prior years segment and geographic data has been restated to present the required information.

Recently Issued Accounting Pronouncements

If February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", and is effective for fiscal years beginning after December 15, 1997. As the Company does not maintain a pension or other post-retirement plan, the statement is not applicable and has no impact on the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flow.

Reclassification

Certain reclassifications have been made to 1996 and 1997 amounts to conform them to the 1998 presentation.

2. Inventories

Inventories consist of the following:

In thousands of dollars                                      December 31,
--------------------------------------------------------------------------------
                                                        1998               1997

Raw materials ............................             $2,537             $2,206
Work in process ..........................              3,206              1,633
Finished goods ...........................              2,553              2,088
                                                       -------------------------
                                                       $8,296             $5,927
                                                       =========================

3. Plant and Equipment

Plant and equipment, net, consists of the following:

In thousands of dollars                                       December 31,
--------------------------------------------------------------------------------
                                                           1998          1997

Equipment loaned to customers ......................     $  2,496      $  1,945
Manufacturing equipment ............................       26,297        23,299
Furniture and fixtures .............................          993           907
Leasehold improvements .............................        3,271         3,326
                                                         ----------------------
                                                           33,057        29,477
Less accumulated depreciation and amortization .....      (19,721)      (16,858)
                                                         ----------------------
                                                         $ 13,336      $ 12,619
                                                         ======================

Depreciation expense was approximately $4,412,000, $3,622,000 and $2,479,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated depreciation and amortization includes accumulated depreciation on loaned equipment of approximately $1,532,000 and $1,000,000 for the years ended December 31, 1998 and 1997, respectively.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. Intangible Assets

Intangible assets, net, consist of the following:

In thousands of dollars                                       December 31,
--------------------------------------------------------------------------------
                                                          1998           1997

Patents, licenses and trademarks ...............        $ 1,892         $ 1,699
Less accumulated amortization ..................           (548)           (369)
                                                        ------------------------
                                                        $ 1,344         $ 1,330
                                                        ========================

Amortization expense was approximately $179,000, $95,000 and $73,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

In thousands of dollars                                        December 31,
--------------------------------------------------------------------------------
                                                            1998          1997

Retention bonuses and severance ..................         $  680         $   --
Accrued management incentive awards ..............            466            311
  Payroll and withholding taxes ..................            905          1,099
Professional fees ................................            423            490
Other ............................................          3,529          1,994
                                                           ---------------------
Total accrued expenses ...........................         $6,003         $3,894
                                                           =====================

6. Leasing Transactions

The Company's leases for its manufacturing facilities in Ontario, Canada expire in February 2004. Rent expense was approximately $368,000, $342,000 and $335,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's lease for its administrative, marketing and selected research and development facility in Princeton, New Jersey, expired on September 30, 1998. Rent expense for this facility was approximately $379,000, $490,000 and $484,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The lease expires September 30, 2003, subject, at the Company's option, to one five-year option to renew. Rent expense for this facility was approximately $164,000 for 1998. At December 31, 1998, other assets include $368,000 in restricted cash which acts as collateral for the leasehold improvements made in the facility.

The Company's lease for its assembly facility in Plainsboro, New Jersey expired in February 1999. At December 31, 1998, prepaid expenses and other current assets include $165,000 in restricted cash which acts as collateral for the leasehold improvements made in the facility. Rent expense for this facility was approximately $492,000, $441,000 and $357,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

As of December 31, 1998, future minimum lease payments are as follows:

Year Ending December 31: In thousands of dollars             Operating Leases
--------------------------------------------------------------------------------
1999.........................................................  $     1,202
2000.........................................................        1,117
2001.........................................................        1,116
2002.........................................................        1,090
2003.........................................................          921
Thereafter...................................................           64
                                                               -----------
Total minimum lease payments.................................  $     5,510
                                                               ===========

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Preferred Stock

The Company has authorized 7,000,000 shares of preferred stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors. In June 1995 the Board designated 1,500,000 shares as Series A Junior Participating Preferred Stock that may be issued in the future in connection with certain shareholder protection measures. Also in June 1995 the Board designated 2,138,702 shares as Series B Preferred Stock (the "Series B Stock"). The Series B Stock is convertible into Common Stock on a 1:1 basis, subject to certain potential adjustments and has substantially the same characteristics as the Common Stock. The Series B Stock was issued to HP at $28.50 per share in July 1995 for net proceeds of approximately $59.2 million. There were 2,138,702 shares of Series B Preferred Stock issued and outstanding at December 31, 1998, 1997, and 1996.

On June 29, 1995, the Company declared a dividend distribution of rights (each, a "Right") to purchase a certain number of units at a price of $104.00, subject to adjustment. The Rights are deemed to attach to and trade together with the Common Stock. Each unit is equal to one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. Rights are distributed in connection with issuances of shares of Common Stock and Series B Stock. The Rights are not exercisable until the occurrence of certain events enumerated in the Stockholder Protection Agreement between the Company and First Union National Bank, the Company's rights agent. Until a Right is exercised no holder of Rights will have rights as a stockholder of the Company (other than rights resulting from such holder's ownership of Common Stock or Series B Stock), including, without limitation, the right to vote or to receive dividends.

8. Common Stock Offerings

In September 1998, the Company completed the issuance of 2,000,000 common shares under the Stock Purchase Agreement with Abbott Laboratories resulting in net proceeds of $20,641,000. In June 1997, the Company completed the issuance of 1,850,000 common shares through a private offering, resulting in net proceeds of $22,832,506. The proceeds of the offerings were used to further implement marketing plans, for product research and development programs and for working capital and other general corporate purposes.

9. Stock Options and Restricted Stock

As incentives to Company personnel and others, the Board of Directors from time to time grants options to purchase shares of the Company's Common Stock. All options are granted under the 1985 or 1998 Stock Option Plans ("the Plans"). The maximum number of issuable shares of Common Stock is 5,300,000 of which 2,568,241 are available for grant at December 31, 1998. Options under the 1985 Stock Option Plan can be issued until November 26, 2005, and options under the 1998 Stock Option Plan can be issued until March 31, 2008. The option price generally is based upon the fair market value of the Company's Common Stock at the time of the grant. Unexercised options expire five to ten years from the date of grant or three months following termination of the optionee's employment, whichever occurs first.

On December 14, 1998, upon unanimous consent of the Board of Directors, 824,277 previously issued and outstanding stock options with an exercise price greater than $6.125 were cancelled, except for outstanding options held by outside Board members, the Medical Advisory Board and executive officers of the Company. Stock options were reissued to the holders of the cancelled options to purchase 824,277 shares at $6.125, the market value on the date of grant.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The table below is a summary of stock option activity under the Plans for the years 1996, 1997, and 1998:

                                                                                       Weighted      Weighted
                                                                        Options        Average       Average
                                                                        Granted        Exercise     Fair Value
                                                           Options        and          Price per    per Option
                                                         Exercisable  Outstanding        Share        Granted
-----------------------------------------------------------------------------------------------------------------
Balance December 31, 1995................                  650,780                       $ 7.71
Balance December 31, 1995................                              1,084,161        $ 11.11
Options granted..........................                                218,026        $ 23.74      $ 16.61
Options granted--Strategic Milestone
   Stock Award Program..................                                 764,387        $ 23.13      $ 15.70
Options exercised........................                               (111,347)       ($ 6.49)
Options forfeited........................                                (81,978)      ($ 21.51)
Options forfeited--Strategic Milestone
   Stock Award Program ..................                               (381,050)      ($ 23.13)
                                                        ---------------------------------------------------------

Balance December 31, 1996................                  746,700                       $ 9.79
Balance December 31, 1996................                              1,492,199        $ 15.82
Options granted..........................                                327,523        $ 13.10       $ 7.49
Options exercised........................                               (127,613)       ($ 3.49)
Options forfeited........................                                (54,405)      ($ 19.96)
                                                        ---------------------------------------------------------

Balance December 31, 1997................                  937,322                      $ 14.69
Balance December 31, 1997................                              1,637,704        $ 16.10
Options granted..........................                                778,559        $ 15.44      $ 15.27
Options exercised........................                                (90,260)        $ 1.75
Options forfeited........................                               (184,138)       $ 17.91
Options cancelled........................                               (824,277)       $ 16.57
Options granted..........................                                824,277         $ 6.12
                                                        ---------------------------------------------------------
Balance December 31, 1998................                1,087,030                      $ 12.71
Balance December 31, 1998................                              2,141,865        $ 12.30
                                                        =========================================================

The weighted average remaining contractual lives of outstanding options at December 31, 1998 was approximately 6.73 years.

The Company applies the provisions of Opinion 25 ("APB 25") and related Interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements in respect to the above plans to the extent required by APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts below:

In thousands of dollars, except per share data         1998           1997           1996
--------------------------------------------------------------------------------------------

Pro forma net loss ...............................   ($22,035)     ($ 19,426)     ($ 22,038)
Pro forma basic and diluted net loss per share ...     ($1.37)       ($ 1.34)       ($ 1.65)

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of options by the Company. The pro forma additional compensation expense of approximately $3,640,000, $2,453,000 and $4,582,000 for 1998, 1997 and 1996, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

                                         1998           1997          1996
----------------------------------------------------------------------------

Dividend yield.....................         0%             0%             0%
Expected volatility................      60.00          57.28          56.44
Risk free interest rate............      5.49%          6.71%          6.40%
Expected option lives..............    5 years        5 years        8 years

The following table summarizes information about stock options outstanding at December 31, 1998.

                           Options Outstanding                                     Options Exercisible

                      Number of                                                Number
  Range of           Outstanding      Weighted Average  Weighted Average     Exercisible    Weighted Average
Exercise Price       at 12/31/98       Remaining Life    Exercise Price      at 12/31/98     Exercise Price
-------------------------------------------------------------------------------------------------------------
  $ 1.50 - $ 2.25        7,093               0.95           $   1.50              7,093          $  1.50

  $ 6.12 - $ 8.00      854,860               7.65           $   6.24            378,624          $  6.37

  $ 9.62 - $ 14.36     493,115               4.76           $  11.61            363,918          $ 11.42

 $ 14.85 - $ 19.37     549,526               7.50           $  17.09            154,466          $ 17.75

 $ 22.37 - $ 32.58     237,271               5.92           $  24.79            182,929          $ 24.62
-------------------------------------------------------------------------------------------------------------
  $ 1.50 - $ 32.58   2,141,865               6.73           $  12.30          1,087,030          $ 12.71
-------------------------------------------------------------------------------------------------------------

The Company has a restricted stock plan whereby the Company can award up to 60,000 shares of common stock to employees, other than its executive officers. The sale or transfer of the shares is limited during the restricted period, not exceeding four years. For the year ended December 31, 1998, the Company awarded 15,750 shares of restricted common stock which had a fair value at the date of grant of approximately $259,000. For the year ended December 31, 1997, the Company awarded 10,700 shares of restricted common stock which had a fair value at the date of grant of approximately $181,000. For the year ended December 31, 1996, the Company did not award shares of restricted common stock. Compensation under the plan is charged to earnings over the restriction period and amounted to approximately $271,000, $2,000 and $31,000 in 1998, 1997 and 1996,
respectively. At December 31, 1998, 2,600 shares of common stock were available for issuance under the restricted stock plan.

10. Development, Distribution and Manufacturing Rights Agreements

In August 1988, the Company entered into development, distribution and instrument manufacturing license agreements with two Japanese companies. Total sales under these agreements were $3,794,000, $7,929,000 and $7,492,000 for the years ended December 31, 1998, 1997 and 1996, respectively, including deferred revenue of $0, $3,111,000 and $3,151,000 respectively. In addition, total sales for the year ended December 31, 1997 includes a payment, in the fourth quarter, of $900,000, net of Japanese withholding taxes, received as a development milestone payment for creatinine. The Company also has other license and distribution agreements, including agreements with HP and Abbott (see Notes 11 &
12).

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

11. Related Party Transactions

One director of the Company has provided consulting services to the Company. Consulting fees incurred totaled approximately $30,000 for each of the years ended December 31, 1998, 1997 and 1996.

The Company had the following activity with HP and Abbott, primarily related to license and distribution agreements.

Hewlett-Packard Company  In thousands of dollars                        1998            1997            1996
---------------------------------------------------------------------------------------------------------------

Revenues ......................................................       $  3,212        $  2,897         $    961
Purchases .....................................................       $    728        $  1,192         $    370
Receivable at year end ........................................       $    404        $    379         $     67
Payable at year end ...........................................       $      1        $     26         $    158

Abbott Laboratories  In thousands of dollars                            1998            1997             1996
---------------------------------------------------------------------------------------------------------------

Revenues ......................................................       $  4,515        $     --         $     --
Receivable at year end ........................................       $  2,439        $     --         $     --
Deferred revenue at year end ..................................       $  5,407        $     --         $     --

12. Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories

On September 2, 1998, the Company and Abbott entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement.

Under the Distribution Agreement, Abbott has become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments will be repaid by the Company to Abbott as a credit against actual incremental product sales. The first prepayment of $5,000,000 was received on September 2, 1998, and is carried on the consolidated balance sheet as deferred revenue from related parties, non-current, at December 31, 1998. A second prepayment of $4,000,000 was received in January 1999. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout is planned. As a result of the Distribution Agreement, the majority of the Company's revenues will be derived from Abbott.

The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement after December 31, 2001 if Abbott fails to achieve a three-year milestone minimum growth rate in sales of the Company's products covered by the Distribution Agreement. If the Distribution Agreement is terminated, other than (i) by the Company for cause or for Abbott's failure to achieve the minimum growth rate; or (ii) by Abbott, if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, and residual payments for five years following termination based on a percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. In the event that such termination occurs within the first three years of the Distribution Agreement, the Company also must refund to Abbott any prepayments made and not yet credited to Abbott at the time of such termination.

Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive
                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. In connection with this agreement, the Company received a $517,000 prepayment in December 1998 for research and development to be pursued by the Company. During 1998, $110,000 of this amount was expended by the Company and included in net sales. The remaining prepaid portion of $407,000 as of December 31, 1998 has been included in deferred revenue from related parties, current, on the consolidated balance sheet. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

Under the Stock Purchase Agreement, Abbott purchased 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, at a price of $11.35 per share, resulting in net proceeds of $20,641,000. The Purchased Shares represented at closing approximately 11.5% of the outstanding voting securities of the Company. The Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.

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

The objective of the Abbott alliance is to strengthen the Company's product marketing and distribution capability and accelerate the development of new products. Because the alliance is in its very earliest implementation stage, it is difficult at this time for the Company to predict, within a reasonable degree of certainty, the likely impact of the alliance upon its operations, particularly in the long-term. In the near term, the Company expects to reduce its sales and marketing expenses as Abbott assumes principal responsibility for many of the Company's marketing and sales activities.

13. Income Taxes

At December 31, 1998, the Company had a net operating loss carryforward of approximately $148,000,000 for United States Federal income tax purposes which expires in varying amounts through 2018. The Company also has unused research and development tax credits of approximately $1,314,000 for United States Federal income tax purposes which expire in varying amounts through 2018. Additionally, the Company has unused Canadian investment tax credits of approximately $3,663,000 which expire in varying amounts through 2007. The timing and manner in which the operating loss carryforwards and credits may be utilized in any year by the Company will be limited by Internal Revenue Code
Section 382.

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax assets due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 1998 and 1997 was approximately $7,905,000 and $7,980,000, respectively.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Temporary differences and carryforwards which give rise to the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                     1998                 1997
                                                 Deferred Tax         Deferred Tax
In thousands of dollars                     Assets (Liabilities)   Assets (Liabilities)
---------------------------------------------------------------------------------------
Net Operating Loss--U.S ....................      $ 50,332             $ 47,322
Net Operating Loss--Canada .................         2,279                1,554
Net Operating Loss--Province (Can) .........         1,656                1,298
State Taxes ................................         8,503                8,057
Deferred Revenue ...........................         1,886                   36
Tax Credits--U.S ...........................         1,314                1,188
Tax Credits--Canada ........................         3,663                2,697
Intangibles ................................          (425)                (373)
Depreciation--U.S ..........................           346                  363
Depreciation--Canada .......................           233                  353
Depreciation--Province (Can) ...............           459                  189
Other ......................................         1,641                1,298
                                                  ------------------------------
                                                    71,887               63,982
                                                  ------------------------------
Valuation Allowance--U.S ...................       (55,094)             (49,833)
Valuation Allowance--Canada ................        (6,175)              (4,605)
Valuation Allowance--Province (Can) ........        (2,115)              (1,487)
Valuation Allowance--State .................        (8,503)              (8,057)
                                                  ------------------------------
Total Net Deferred Taxes ...................      $     --             $     --
                                                  ==============================

14. Savings and Investment Retirement Plan

i-STAT has a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code, as amended, whereby substantially all full-time employees are eligible to participate. i-STAT has not made any matching contributions to the Plan.

15. Supplementary Statement of Operations Information

Maintenance and repairs expense for the years ended December 31, 1998, 1997 and 1996 was approximately $865,000, $757,000 and $723,000, respectively.

16. Commitments and Contingencies

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

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. The plaintiffs have appealed and appellate argument was held on March 8, 1999. The appellate court's opinion will be issued in due course. Should the plaintiffs prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

The Company is a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.

17. Consolidation of Operations

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company has relocated its cartridge assembly operation from Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and the Company expects to complete the relocation by April 1999. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations formerly located in the Company's Plainsboro, New Jersey facility were relocated to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expired in February 1999, and miscellaneous costs was approximately $1.1 million. The charge to earnings in 1998 comprises approximately $1.0 million for severance and retention payments, and approximately $0.1 million for lease costs in respect to the unoccupied Plainsboro facility and other expenses associated with the move to the East Windsor facility. At December 31, 1998, approximately $ 236,000 remained in accrued liabilities in respect of consolidation expenses, and are expected to be paid during the first half of 1999. An additional charge to earnings of approximately $0.1 million is anticipated in 1999. Retention payments are charged to expense over the retention period.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

18. Geographic Segment Data

The Company is engaged in the development, manufacturing and marketing of its proprietary blood analysis products in the health care sector. The Company's operations are classified into the following geographic areas:

In thousands of dollars                       Year Ended December 31,
---------------------------------------------------------------------------
                                        1998           1997           1996
Net Sales:
Domestic........................... $    29,270    $   25,300     $  20,878
Canada.............................         344           245           286
Japan..............................       3,794         7,929         7,492
Other International................       5,693         4,366         1,674
                                    ---------------------------------------
Total.............................. $    39,101    $   37,840     $  30,330
                                    =======================================

In thousands of dollars                       Year Ended December 31,
---------------------------------------------------------------------------
                                        1998           1997           1996
Long Lived Assets:
Domestic........................... $     8,533    $    8,038     $   8,055
Canada.............................       6,522         6,310         5,723
                                    ---------------------------------------
Total.............................. $    15,055    $   14,348     $  13,778
                                    =======================================

In 1998, approximately $ 4,515,000 of the Company's net sales were to Abbott Laboratories. Net sales to FUSO during 1997 and 1996 were approximately $7,929,000 and $ 7,492,000, respectively. These amounts represent more than 10% of the consolidated net sales for each year.

19. Quarterly Financial Information (unaudited)

                  1998
                                                             First         Second          Third         Fourth
In thousands of dollars, except share and per share data    Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------------

Net sales............................................     $     8,786    $    10,454   $     9,268   $    10,593
Gross profit.........................................     $     1,096    $     2,023   $     2,189   $     3,129
Net loss.............................................         ($6,127)       ($4,721)      ($4,552)      ($2,995)
Basic and diluted net loss per share.................          ($0.40)        ($0.31)       ($0.28)       ($0.17)
Weighted average shares used in
   computing basic and diluted net loss per share....      15,355,804     15,369,324    16,051,784    17,426,595

                  1997
                                                             First         Second          Third         Fourth
In thousands of dollars, except share and per share data    Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------------------------------------------------

Net sales............................................     $     7,806    $     9,146   $     9,645   $    11,243
Gross profit.........................................     $     1,473    $     1,888   $     1,752   $     1,765
Net loss.............................................         ($3,993)       ($4,485)      ($4,376)      ($4,119)
Basic and diluted net loss per share.................          ($0.30)        ($0.32)       ($0.29)       ($0.27)
Weighted average shares used in
   computing basic and diluted net loss per share....      13,362,138     14,032,395    15,273,690    15,315,889

Basic and diluted net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year basic and diluted net loss per common share amounts.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of i-STAT Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion , this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 25, 1999

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

                                                Balance at   Charged to     Charged to               Balance at
                                                 Beginning    Costs and       Other                    end of
In thousands of dollars                          of Period    Expenses       Accounts   Deductions     Period
----------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998:
Reserve for Doubtful Accounts.................. $       109   $      103           --       ($22)*   $      190
                                                ================================================================

For the year ended December 31, 1997:
Reserve for Doubtful Accounts.................. $       195   $       53           --      ($139)*   $      109
                                                ================================================================

For the year ended December 31, 1996:
Reserve for Doubtful Accounts.................. $       110   $      144           --       ($59)*   $      195
                                                ================================================================

For the year ended December 31, 1998:
Tax Valuation Reserve.......................... $    63,982   $    7,905           --           --   $   71,887
                                                ================================================================

For the year ended December 31, 1997:
Tax Valuation Reserve.......................... $    56,002   $   7,980            --           --   $   63,982
                                                ================================================================

For the year ended December 31, 1996:
Tax Valuation Reserve.......................... $    52,565   $    3,437           --           --   $   56,002
                                                ================================================================

* Trade accounts receivable written off against the reserve for doubtful accounts.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New Jersey on the 30th day of March, 1999.

                                      i-STAT CORPORATION


                                      By: /s/ William P. Moffitt
                                          --------------------------------------
                                          William P. Moffitt
                                          President and Chief Executive Officer



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


Signature                   Title                                 Date


/s/ William P. Moffitt      President, Chief Executive Officer    March 30, 1999
-----------------------     and Director
William P. Moffitt          (Principal Executive Officer)


/s/ Roger J. Mason          Vice President of Finance,            March 30, 1999
-----------------------     Treasurer and Chief Financial
Roger J. Mason              Officer (Principal
                            Financial and Accounting Officer)


/s/ J. Robert Buchanan      Director                              March 30, 1999
-----------------------
J. Robert Buchanan


/s/ Stephen D. Chubb        Director                              March 30, 1999
-----------------------
Stephen D. Chubb

/s/ Richard Hodgson         Director                              March 30, 1999
-----------------------
Richard Hodgson


/s/ Imants R. Lauks         Director                              March 30, 1999
-----------------------
Imants R. Lauks


/s/ Lionel N. Sterling      Director                              March 30, 1999
-----------------------
Lionel N. Sterling

Exhibit No.  Description

(10.48)      Form of Director Non-Statutory Stock Option Agreement

(10.49) Lease Agreement dated August 27, 1998, between Urigold Holdings Ltd. and the Registrant

(23)         Consent of PricewaterhouseCoopers LLP, Independent Accountants

(24) Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report.

(27)         Financial Data Schedule