Form 10-Q
period 1999-03-31
I STAT CORPORATION /DE/
filed 1999-05-14
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                  Yes   [x]                             No   [ ]

           The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

Class                                                             May 14, 1999

Common Stock, $ .15 par value                                     15,646,360
                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                NUMBER

PART I     FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Consolidated Condensed Statements of Operations and Comprehensive Income
              for the three months ended March 31, 1999 and 1998 .....................           3
           Consolidated Condensed Balance Sheets
              as of March 31, 1999 and December 31, 1998 .............................           4
           Consolidated Condensed Statements of Cash Flows for the three
              months ended March 31, 1999 and 1998 ...................................           5
           Notes to Consolidated Condensed Financial Statements ......................         6 - 8
           Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................................         9 - 13

PART II    OTHER INFORMATION

           Item 1 - Legal Proceedings ................................................           14
           Item 2 - Changes in Securities and Use of Proceeds ........................           14
           Item 6 - Exhibits and Reports on Form 8-K .................................           15

SIGNATURES ...........................................................................           16

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)



                                                           Three Months Ended
                                                                March 31,

                                                         1999                1998
                                                         ----                ----
Net sales (inclusive of related party sales of
     $8,596 and $963) ............................   $     10,337        $      8,786
Cost of sales ....................................          8,083               7,690
                                                     ------------        ------------
              Gross profit .......................          2,254               1,096
                                                     ------------        ------------
Operating expenses:
     Research and development ....................          1,930               1,769
     General and administrative ..................          2,934               1,855
     Consolidation of operations .................             24                 736
     Sales and marketing .........................          2,303               3,272
                                                     ------------        ------------
         Total operating expenses ................          7,191               7,632
                                                     ------------        ------------
              Operating loss .....................         (4,937)             (6,536)
                                                     ------------        ------------
Other income (expense), net ......................            446                 409
                                                     ------------        ------------
Net loss .........................................         (4,491)             (6,127)
                                                     ------------        ------------
Other comprehensive income (loss)
     Foreign currency translation ................            223                  (7)
                                                     ------------        ------------
Comprehensive loss ...............................   $     (4,268)       $     (6,134)
                                                     ============        ============
Basic and diluted net loss per share .............   $      (0.26)       $      (0.40)
                                                     ============        ============
Shares used in computing basic and
     diluted net loss per share ..................     17,473,965          15,355,804
                                                     ============        ============



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                                              March 31,      December 31,
                                                                                1999             1998
                                                                              ---------        ---------

         ASSETS
Current assets:
     Cash and cash equivalents ........................................       $  33,808        $  38,390
     Accounts receivable, net .........................................             340            2,849
     Accounts receivable from related parties .........................           5,090            2,843
     Inventories ......................................................          10,174            8,296
     Prepaid expenses and other current assets ........................           1,746            1,473
                                                                              ---------        ---------
         Total current assets .........................................          51,158           53,851
Plant and equipment, net of accumulated depreciation of
     $20,934 and $19,721 ..............................................          14,417           13,336
Other assets ..........................................................           1,739            1,719
                                                                              ---------        ---------
         Total assets .................................................       $  67,314        $  68,906
                                                                              =========        =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................       $   2,742        $   2,684
     Accrued expenses .................................................           4,469            6,003
     Deferred revenue (inclusive of related party deferred revenue of
            $3,658 and $407) ..........................................           3,751              559
                                                                              ---------        ---------
         Total current liabilities ....................................          10,962            9,246
                                                                              ---------        ---------
     Deferred revenue from related party, non-current .................           5,000            5,000
                                                                              ---------        ---------
         Total liabilities ............................................          15,962           14,246
                                                                              ---------        ---------
Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued .....................              --               --
         Series B Preferred Stock, $.10 par value,
         2,138,702 shares authorized, issued and outstanding ..........             214              214
     Common Stock, $.15 par value, shares authorized 25,000,000:
         shares issued and outstanding 15,638,807 at March 31, 1999 and
         15,308,995 at December 31, 1998 ..............................           2,346            2,296
     Additional paid-in capital .......................................         233,425          230,328
     Unearned compensation ............................................          (2,356)            (169)
     Accumulated deficit ..............................................        (181,159)        (176,668)
     Accumulated other comprehensive loss related to
         foreign currency translation .................................          (1,118)          (1,341)
                                                                              ---------        ---------
         Total stockholders' equity ...................................          51,352           54,660
                                                                              ---------        ---------
         Total liabilities and stockholders' equity ...................       $  67,314        $  68,906
                                                                              =========        =========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)

                                                                            Three Months Ended
                                                                                 March 31,

                                                                           1999            1998
                                                                         --------        --------

Cash flows from operating activities:
   Net loss ......................................................       $ (4,491)       $ (6,127)
   Adjustments to reconcile net loss to net cash used in operating
      activities .................................................          1,019             930
   Change in assets and liabilities ..............................            675           2,193
                                                                         --------        --------
      Net cash used in operating activities ......................         (2,797)         (3,004)
                                                                         --------        --------
Cash flows from investing activities:
   Purchase of equipment .........................................         (1,863)         (1,390)
   Other .........................................................            (45)            (45)
                                                                         --------        --------
      Net cash used in investing activities ......................         (1,908)         (1,435)
                                                                         --------        --------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock ........................            105             288
   Other .........................................................             (2)             --
                                                                         --------        --------
      Net cash provided by financing activities ..................            103             288
                                                                         --------        --------
Effect of currency exchange rate changes on cash .................             20              (5)
                                                                         --------        --------
Net decrease in cash and cash equivalents ........................         (4,582)         (4,156)
Cash and cash equivalents at beginning of period .................         38,390          32,914
                                                                         --------        --------
Cash and cash equivalents at end of period .......................       $ 33,808        $ 28,758
                                                                         ========        ========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)


1.       GENERAL

         Basis of Presentation

         The information presented as of March 31, 1999 and 1998, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

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

         Options to purchase 2,841,495 shares of common stock at $1.50 - $32.58 per share, which expire on various dates from May 1999 to February 2009, were outstanding at March 31, 1999. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

         Recently Issued Accounting Pronouncements:

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

         Reclassification:

         Certain reclassifications have been made to 1998 amounts to conform them to the 1999 presentation.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)

2.         INVENTORIES

           Inventories consist of the following:

                                                       March 31, 1999      December 31, 1998
                                                            (In thousands of dollars)
           Raw materials                                 $   3,625             $    2,537
           Work in process                                   2,553                  3,206
           Finished goods                                    3,996                  2,553
                                                         ---------             ----------
                                                         $  10,174             $    8,296
                                                         ==========            ==========

3.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. The plaintiff has appealed, and appellate argument was held on May 5, 1999. The appellate court's opinion will be issued in due course. If the plaintiff should prevail on this issue, a prospect which the Company believes to be highly unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it has reason to believe that the patent was invalid.

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

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)


4.       RELATED PARTY TRANSACTIONS

         On January 4, 1999, the Company received from Abbott Laboratories ("Abbott") its second installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott), in the amount of $4 million. This amount is carried on the consolidated condensed balance sheet as deferred revenue, current, net of amortization of such prepayment to income as incremental cartridge sales are generated.

         The Company generated $7,719,000 and $877,000 of net sales from Abbott and Hewlett-Packard Company ("HP") for the three months ended March 31, 1999, and at March 31, 1999, had $4,601,000 and $489,000 of accounts receivable due from Abbott and HP, respectively. In addition, the Company had $3,658,000 and $407,000 of deferred revenue, current, from Abbott at March 31, 1999 and December 31, 1998, respectively.

5.       RESTRICTED STOCK

         On February 5, 1999, the board of directors awarded 310,000 shares of restricted Common Stock to four executive officers of the Company. The restricted Common Stock had a fair value at the date of grant of approximately $2,751,250. One executive officer was awarded 250,000 shares of restricted Common Stock, 50,000 shares of which immediately vested on February 5, 1999, and the remaining 200,000 shares cliff vest on February 5, 2002. The 60,000 shares awarded to the other three executive officers vest over a three year period. Compensation expense in the amount of $587,000 was recorded in connection with this award during the three months ended March 31, 1999.

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

         The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing a test for lactate and three tests for the measurement of coagulation: partial thromboplastin time ("aPTT"), activated clotting time ("ACT") and prothombin time ("PT"). The Company is also studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Subject to receipt of clearance to market by the FDA, the Company expects to commence commercialization of its first coagulation test by the end of 1999.

         Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories ("Abbott") which, among other things, is expected both to significantly affect the Company's research and development programs and alter the manner in which the Company markets and sells its products worldwide. Abbott commenced distribution of the i-STAT System on November 1, 1998. The majority of the Company's revenues are now derived from Abbott. Please see "Long-Term Sales and Marketing Alliance with Abbott Laboratories" under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for a description of the Company's agreements with Abbott. Copies of such agreements were filed with the Commission as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999

         The Company generated revenues of approximately $10.3 million and $8.8 million for the three months ended March 31, 1999 and 1998, respectively, including international revenues (as a percentage of total revenues) of $2.3 million (21.9%) and $2.5 million (28.2%), respectively. Revenues from Abbott represented approximately 74.7% and 0% of the Company's worldwide revenues for the three months ended March 31, 1999 and 1998, respectively. Sales to the Company's Japanese marketing partners represented approximately 8.1% and 10.9% of the Company's worldwide sales for the three months ended March 31, 1999 and 1998, respectively.

         The $1.6 million (17.7%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 34% to 1,722,100 units in the three months ended March 31, 1999, from 1,284,575 units in the three months ended March 31, 1998. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge,
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

which declined from approximately $4.90 to $4.22 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements between the Company and Abbott. The increase in revenues also includes approximately $0.5 million from Abbott to fund certain research and development and marketing expenses.

           Gross profit (as a percentage of sales) increased by approximately $1.2 million to $2.3 million (21.8%) in the quarter ended March 31, 1999, compared with a gross profit of $1.1 million (12.5%) in the quarter ended March 31, 1998. The improvement in gross margin was primarily due to increased shipment volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, and the receipt of approximately $0.5 million from Abbott to fund certain research and development and marketing expenses. The increase in gross margin was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott.

           The Company incurred research and development costs (as a percentage of sales) of approximately $1.9 million (18.7%) and $1.8 million (20.1%) for the three months ended March 31, 1999 and 1998, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for lactate and coagulation, which are expected to move into the commercialization phase by the end of 1999. The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs. Some portion of these expenditures may be funded by Abbott, and revenues and gross profit in the three months ended March 31, 1999, include approximately $0.4 million of such funding.

           The Company incurred general and administrative expenses (as a percentage of sales) of approximately $2.9 million (28.4%) and $1.9 million (21.1%) for the three months ended March 31, 1999 and 1998, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to year is primarily attributable to fees of approximately $877,000 for special consulting services to assist in the development of manufacturing strategies and capacity plans, and to identify business development opportunities, and a non-cash compensation expense of approximately $587,000 associated with grants to employees of 310,000 restricted shares of Common Stock in the three months ended March 31, 1999. Additional special consulting fees of approximately $200,000 are anticipated in the quarter ending June 30, 1999. Stockholders' equity at March 31, 1999, includes unearned compensation of approximately $2.2 million in respect of the above grants of restricted stock, which will be amortized to expense over the restriction periods. Additional compensation expense of approximately $214,000 per quarter is anticipated in the next three quarters of 1999 in respect of these grants.

           The Company incurred consolidation of operations expenses of approximately $24,000 and $736,000 for the three months ended March 31, 1999 and 1998, respectively, in connection with the relocation of the Company's cartridge operations from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada.

           The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $2.3 million (22.3%) and $3.3 million (37.2%) for the three months ended March 31, 1999 and 1998, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and revenues and gross profit in the three months ended March 31, 1999, include approximately $0.1 million of such reimbursement. The dollar decrease from year to year is primarily attributable to the reduction in field sales and sales management personnel following the assumption by Abbott of principal responsibility for the marketing and sales of the i-STAT System.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

           Other income, net, of approximately $0.4 million for the three months ended March 31, 1999 and for the three months ended March 31, 1998, primarily reflects interest income earned on cash and cash equivalents balances.

           Net loss for the three months ended March 31, 1999 decreased 26.7 percent to approximately $4.5 million, or 26 cents per share, compared with a net loss of approximately $6.1 million, or 40 cents per share, for the first quarter of 1998. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.474 million and 15.356 million in the 1999 and 1998 periods, respectively. The increase in the number of shares in 1998 primarily reflects the issuance of 2 million shares of Common Stock to Abbott in September 1998.

LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 1999, the Company had cash and cash equivalents of approximately $33.8 million, a decline of approximately $4.6 million from the December 31, 1998 balance of approximately $38.4 million. The decrease primarily reflects approximately $2.8 million of cash used in operating activities, and equipment purchases of approximately $1.9 million, during the three months ended March 31, 1999. Working capital decreased by approximately $4.4 million from $44.6 million to $40.2 million during the same period, primarily reflecting the decrease in cash and cash equivalents. Changes in working capital during the three months ended March 31, 1999, also reflect an increase of approximately $1.9 million in inventories to meet the anticipated growth of customer sales, a reduction of approximately $1.5 million in accrued expenses which primarily reflects the payment of accrued 1998 sales commissions and management bonuses, and the payment of accrued retention bonuses, severance payments and vacation pay in connection with both a reduction in sales force following assumption by Abbott of principal responsibility for marketing and sales, and the consolidation of cartridge assembly operations in the Company's manufacturing facility in Ontario, Canada. Changes in working capital also include an increase of approximately $3.2 million in deferred revenue, which reflects the receipt of $4.0 million from Abbott in January 1999, representing the second installment of prepayments for guaranteed future incremental cartridge sales, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated, by the amortization to income of approximately $0.4 million of deferred research and development reimbursements from Abbott and by the amortization of deferred service contract revenues. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

           CERTAIN STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC CONDITIONS AFFECTING THE COMPANY'S TARGET MARKETS, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT OF CARE BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES. SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                               i-STAT CORPORATION

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. The plaintiff has appealed, and appellate argument was held on May 5, 1999. The appellate court's opinion will be issued in due course. If the plaintiff should prevail on this issue, a prospect which the Company believes to be highly unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company had asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it has reason to believe that the patent was invalid.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           The Company entered into a Stock Option Agreement with a nationally recognized consulting firm (the "Consultant"), pursuant to which the Consultant was granted an Option to purchase up to 100,000 shares of the Company's Common Stock for $7.50 per share, as partial consideration for rendering the consulting services described elsewhere in this Report. The Option is currently exercisable and expires on January 4, 2001, which is the second anniversary of the effective date of the Agreement. In issuing the Option, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

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

         3.1 Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

         3.2      By-Laws (Form 10-K for fiscal year ended December 31, 1996)*

         3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

         3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

         4.1 Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

         10.50    i-STAT Corporation Equity Incentive Plan

         10.51 Form of Executive Officer Restricted Share Award Agreement under Equity Incentive Plan

         10.52 Form of Restricted Share Award Agreement with President and Chief Executive Officer

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

DATE:      May 14, 1999

                                               i-STAT CORPORATION
                                                  (Registrant)

                                      BY:   /s/William P. Moffitt
                                            William P. Moffitt
                                            President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)

                                      BY:   /s/Roger J. Mason
                                            Roger J. Mason
                                            Vice President of Finance,
                                            Treasurer and Chief
                                            Financial Officer
                                            (Principal Financial Officer and
                                             Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT  DESCRIPTION
  NO.

10.50    i-STAT Corporation Equity Incentive Plan

10.51 Form of Executive Officer Restricted Share Award Agreement under Equity Incentive Plan

10.52 Form of Restricted Share Award Agreement with President and Chief Executive Officer

27       Financial Data Schedule