Form 10-Q
period 1999-06-30
I STAT CORPORATION /DE/
filed 1999-08-13
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

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

         Yes                                                              No
         [X]                                                              [ ]

The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

       Class                                             August 13, 1999
       -----                                             ---------------
       Common Stock, $.15 par value                      15,687,114

                               i-STAT CORPORATION
                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I     FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Consolidated Condensed Statements of Operations
               for the three months and six months ended June 30, 1999 and 1998.........         3

           Consolidated Condensed Balance Sheets
              as of June 30, 1999 and December 31, 1998.................................         4

           Consolidated Condensed Statements of Cash Flows for the six
              months ended June 30, 1999 and 1998.......................................         5

           Notes to Consolidated Condensed Financial Statements.........................       6 - 8

           Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................      9 - 15

PART II    OTHER INFORMATION

           Item 1 - Legal Proceedings...................................................        16

           Item 2 - Changes in Securities and Use of Proceeds...........................        16

           Item 4 - Submission of Matters to a Vote of Security Holders.................        17

           Item 6 - Exhibits and Reports on Form 8-K....................................        18

SIGNATURES .............................................................................        19

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

           (In thousands of dollars, except share and per share data)
                                   (unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                                --------                       --------
                                                           1999           1998            1999          1998
                                                           ----           ----            ----          ----
Net revenues:
     Related party sales..........................       $    8,853    $    1,l61      $   16,909    $    2,124

     Third party sales............................            1,912         9,293           3,653        17,116

     Other related party revenues.................              661           --            1,201           --
                                                         ----------    ----------      ----------    ----------
         Total net revenues ......................           11,426        10,454          21,763        19,240

Cost of sales.....................................           10,422         8,431          18,505        16,121
                                                         ----------    ----------      ----------    ----------
              Gross profit .......................            1,004         2,023           3,258         3,119
                                                         ----------    ----------      ----------    ----------
Operating expenses:

     Research and development.....................            2,008         2,022           3,938         3,791

     General and administrative...................            1,728         1,844           4,662         3,699

     Consolidation of operations..................               44           (7)              68           729

     Sales and marketing..........................            2,084         3,230           4,387         6,502
                                                         ----------    ----------      ----------    ----------
         Total operating expenses.................            5,864         7,089          13,055        14,721
                                                         ----------    ----------      ----------    ----------
              Operating loss......................          (4,860)       (5,066)         (9,797)      (11,602)
                                                         ----------    ----------      ----------    ----------
Other income (expense), net.......................              368           345             814           754
                                                         ----------    ----------      ----------    ----------
Net loss..........................................       ($  4,492)    ($  4,721)      ($  8,983)    ($ 10,848)
                                                         ==========    ==========      ==========    ==========
Basic and diluted net loss per share..............       ($   0.26)    ($   0.31)      ($   0.51)    ($   0.71)
                                                         ==========    ==========      ==========    ==========
Shares used in computing basic and
     diluted net loss per share...................       17,518,028    15,369,324      17,495,997    15,362,564
                                                         ==========    ==========      ==========    ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

           (In thousands of dollars, except share and per share data)
                                   (unaudited)


                                                                          June 30,        December 31,
                                                                            1999              1998
                                                                            ----              ----
         ASSETS
Current assets:
     Cash and cash equivalents......................................    $    27,714       $    38,390
     Accounts receivable, net.......................................            487             2,849
     Accounts receivable from related parties.......................          6,069             2,843
     Inventories....................................................          8,287             8,296
     Prepaid expenses and other current assets......................            790             1,473
                                                                        -----------       -----------
         Total current assets.......................................         43,347            53,851
Plant and equipment, net of accumulated depreciation of
     $22,267 and $19,721............................................         15,434            13,336
Other assets  ......................................................          1,808             1,719
                                                                        -----------       -----------
         Total assets...............................................    $    60,589       $    68,906
                                                                        ===========       ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...............................................    $     1,410       $     2,684
     Accrued expenses...............................................          4,102             6,003
     Deferred revenue, current (inclusive of related party deferred
         revenue of $3,037 and $407)................................          3,083               559
                                                                        -----------       -----------
         Total current liabilities..................................          8,595             9,246
                                                                        -----------       -----------
     Deferred revenue from related party, non-current...............          5,000             5,000
                                                                        -----------       -----------
         Total liabilities..........................................         13,595            14,246
                                                                        -----------       -----------

Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
            1,500,000 shares authorized; none issued................            --                --
         Series B Preferred Stock, $.10 par value,
            2,138,702 shares authorized, issued and outstanding.....            214               214
     Common Stock, $.15 par value, shares authorized 25,000,000:
         shares issued and outstanding 15,677,463 at June 30, 1999
         and 15,308,995 at December 31, 1998........................          2,352             2,296
     Additional paid-in capital.....................................        233,840           230,328
     Unearned compensation..........................................        (2,131)             (169)
     Loan to officer................................................          (716)               --
     Accumulated deficit............................................      (185,651)         (176,668)
     Accumulated other comprehensive loss related to
         foreign currency translation...............................          (914)           (1,341)
                                                                        -----------       -----------
         Total stockholders' equity.................................         46,994            54,660
                                                                        -----------       -----------
         Total liabilities and stockholders' equity.................    $    60,589       $    68,906
                                                                        ===========       ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (In thousands of dollars)
                                   (unaudited)


                                                                            Six Months Ended
                                                                                 June 30,
                                                                         1999                1998
                                                                         ----                ----
Cash flows from operating activities:
   Net loss.......................................................     ($ 8,983)       ($10,848)
   Adjustments to reconcile net loss to net cash used in operating
      activities..................................................         1,996           2,056
   Change in assets and liabilities...............................           732           1,155
                                                                       ---------       ---------
      Net cash used in operating activities.......................       (6,255)         (7,637)
                                                                       ---------       ---------
Cash flows from investing activities:
   Purchase of equipment..........................................       (3,704)         (3,398)
   Other .........................................................         (161)           (125)
                                                                       ---------       ---------
      Net cash used in investing activities.......................       (3,865)         (3,523)
                                                                       ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of Common Stock.........................           205             320
   Loan to officer................................................         (716)             --
                                                                       ---------       ---------
      Net cash provided by (used in) financing activities.........         (511)             320
                                                                       ---------       ---------

Effect of currency exchange rate changes on cash..................          (45)            (41)
                                                                       ---------       ---------
Net decrease in cash and cash equivalents.........................      (10,676)        (10,881)
Cash and cash equivalents at beginning of period..................        38,390          32,914
                                                                       ---------       ---------
Cash and cash equivalents at end of period........................     $  27,714       $  22,033
                                                                       =========       =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

1.       GENERAL


         Basis of Presentation

         The information presented as of June 30, 1999 and 1998, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.


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

         Options to purchase 2,883,744 shares of common stock at $1.50 - $32.58 per share, which expire on various dates from August 1999 to February 2009, were outstanding at June 30, 1999. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

         Comprehensive Income

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      1999          1998      1999       1998
                                                      ----          ----      ----       ----
                                                              (In thousands of dollars)
         Net loss...............................   ($4,492)   ($4,721)     ($8,983)   ($10,848)
         Other comprehensive income (loss):
             Foreign currency translation.......       204         (5)         427         (12)
                                                   -------    -------      - -----    --------
         Comprehensive loss.....................   ($4,288)   ($4,726)     ($8,556)   ($10,860)
                                                   =======    =======      = =====    ========

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

                                   (unaudited)

                                   (continued)

2.       INVENTORIES

         Inventories consist of the following:

                                    June 30, 1999         December 31, 1998
                                    -------------         -----------------
                                           (In thousands of dollars)
         Raw materials                   $3,522                $2,537
         Work in process                  2,132                 3,206
         Finished goods                   2,633                 2,553
                                         ------                ------
                                         $8,287                $8,296
                                         ======                ======

         Inventories at June 30, 1999 have been reduced by approximately $1.5 million due to temporary production losses associated with one of the newer manufacturing processes.


3.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. Accordingly, the Company has been found not to infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. The plaintiff has appealed, and appellate argument was held on May 5, 1999. The appellate court's opinion will be issued in due course. If the plaintiff should prevail on this issue, a prospect which the Company believes to be highly unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company. The Company has asserted and is pursuing counterclaims under the antitrust laws alleging that Nova commenced the action knowing that the patent was not infringed and that it has reason to believe that the patent was invalid.

         The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. Plaintiffs appealed and, on August 10, 1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Court specifically stated that it expressed no opinion concerning the evidence required to satisfy the other elements of a common law action for securities fraud, the applicability of any defense, class certification or the appropriate scope of plaintiff class if there is certification. New Jersey law provides that the Company may petition the New Jersey Supreme Court for discretionary review of this opinion. The Company has made no decision whether to do so, pending further discussions with its counsel. Should the plaintiffs prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

         The Company is a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The
                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)

         Plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. The Company has moved for summary judgment of non-infringement and the court will schedule argument in due course. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.


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

         The Company generated $8,040,000 and $813,000 of net sales from Abbott and Hewlett-Packard Company ("HP") for the three months ended June 30, 1999, respectively, and $15,220,000 and $1,689,000 of net sales from Abbott and HP for the six months ended June 30, 1999. Other related party revenues from Abbott include approximately $661,000 and $1,201,000 for the three months and six months ended June 30, 1999, respectively, to fund certain research and development and marketing expenses. At June 30, 1999, the Company had $5,624,000 and $445,000 of accounts receivable due from Abbott and HP, respectively. In addition, the Company had $3,037,000 and $407,000 of deferred revenue, current, and $5,000,000 and $5,000,000 of deferred revenue, non-current, from Abbott at June 30, 1999, respectively, and December 31, 1998, respectively.


5.       RESTRICTED STOCK

         On February 5, 1999, the board of directors awarded 310,000 shares of restricted Common Stock to four executive officers of the Company. The restricted Common Stock had a fair value at the date of grant of approximately $2,751,250. One executive officer was awarded 250,000 shares of restricted Common Stock, 50,000 shares of which immediately vested on February 5, 1999, and the remaining 200,000 shares cliff vest on February 5, 2002. The 60,000 shares awarded to the other three executive officers vest over a three year period. Compensation expense in the amount of approximately $215,000 and $802,000 was recorded in connection with this award during the three months and six months ended June 30, 1999, respectively.

         In connection with the award of 250,000 shares to one executive officer, on June 30, 1999, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note for the withholding tax amount carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable three years from the date of the execution of a second promissory note for the remaining taxes which are expected to be loaned in the second quarter of 2000. One third of the principal amount of these loans will be forgiven on the anniversary date of the loan for the remaining taxes if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as result of the forgiveness of these loans.

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

           Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through a Japanese marketing partner, Fuso, Inc. ("Fuso"), in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories ("Abbott") which, among other things, is expected both to significantly affect the Company's research and development programs and alter the manner in which the Company markets and sells its products worldwide. Abbott commenced distribution of the i-STAT System on November 1, 1998. The majority of the Company's revenues are now derived from Abbott. Please see "Long-Term Sales and Marketing Alliance with Abbott Laboratories" under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for a description of the Company's agreements with Abbott. Copies of such agreements were filed with the Commission as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

RESULTS OF OPERATIONS

           THREE MONTHS ENDED JUNE 30, 1999

           The Company generated revenues of approximately $11.4 million and $10.5 million for the three months ended June 30, 1999 and 1998, respectively, including international revenues (as a percentage of total revenues) of $2.9 million (25.4%) and $3.1 million (29.7%), respectively. Abbott, HP and Fuso accounted for 92.1% of the Company's revenues for the three months ended June 30, 1999. Revenues from Abbott represented approximately 76.1% and 0% of the Company's worldwide revenues for the three months ended June 30, 1999 and 1998, respectively. Revenues from HP represented approximately 7.1% and 11.1% of the Company's worldwide revenues for the three months ended June 30, 1999 and 1998, respectively. Sales to Fuso represented approximately 8.9% and 10.7% of the Company's worldwide revenues for the three months ended June 30, 1999 and 1998, respectively.

           The $1.0 million (9.2%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 19.2% to 1,932,800 units in the three months ended June 30, 1999, from 1,621,300 units in the three months ended June 30, 1998. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.68 to $4.04 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements between the Company and Abbott. The increase in revenues in 1999 also includes approximately $661,000 from Abbott to fund certain research and development and marketing expenses.

           Gross profit (as a percentage of sales) decreased by approximately $1.0 million to $1.0 million (8.8%) in the quarter ended June 30, 1999, compared with a gross profit of $2.0 million (19.4%) in the quarter ended June 30, 1998. The decrease in gross profit was primary due to a charge of approximately $1.7 million resulting from temporary production losses associated with one of the newer manufacturing processes. Excluding these temporary losses, gross profit (as a percentage of sales) increased by approximately $0.7 million to $2.7 million (23.4%) in the quarter ended June 30, 1999. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, and the receipt of approximately $661,000 from Abbott to fund certain research and development and marketing expenses. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott.

           The Company incurred research and development costs (as a percentage of sales) of approximately $2.0 million (17.6%) and $2.0 million (19.3%) for the three months ended June 30, 1999 and 1998, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for lactate and coagulation, some of which are expected to move into the commercialization phase by the end of 1999. The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs. Some portion of these expenditures may be funded by Abbott, and revenues and gross profit in the three months ended June 30, 1999, include approximately $0.5 million of such funding.

           The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.7 million (15.1%) and $1.8 million (17.6%) for the three months ended June 30, 1999 and 1998, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure.

           The Company incurred consolidation of operations expenses of approximately $44,000 and ($7,000) for the three months ended June 30, 1999 and 1998, respectively, in connection with the relocation of the Company's cartridge assembly operations from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada.

           The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $2.1 million (19.2%) and $3.2 million (30.9%) for the three months ended June 30, 1999 and 1998, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and revenues and gross profit in the three months ended June 30, 1999, include approximately $0.2 million of such reimbursement. The dollar decrease from period to period is primarily attributable to the reduction in field sales and sales management personnel following the assumption by Abbott of principal responsibility for the marketing and sales of the i-STAT System.

           Other income, net, of approximately $0.4 million and $0.3 million for the three months ended June 30,
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


1999 and for the three months ended June 30, 1998, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

           Net loss for the three months ended June 30, 1999 decreased 4.9% to approximately $4.5 million, or 26 cents per share, compared with a net loss of approximately $4.7 million, or 31 cents per share, for the first quarter of 1998. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.518 million and 15.369 million in the 1999 and 1998 periods, respectively. The increase in the number of shares in 1999 primarily reflects the issuance of 2 million shares of Common Stock to Abbott in September 1998.


           SIX MONTHS ENDED JUNE 30, 1999

           The Company generated revenues of approximately $21.8 million and $19.2 million for the six months ended June 30, 1999 and 1998, respectively, including international revenues (as a percentage of total revenues) of $5.2 million (23.7%) and $5.6 million (29.0%), respectively. Abbott, HP and Fuso accounted for 91.6% of the Company's revenues for the six months ended June 30, 1999. Revenues from Abbott represented approximately 75.4% and 0% of the Company's worldwide revenues for the six months ended June 30, 1999 and 1998, respectively. Revenues from HP represented approximately 7.8% and 11.0% of the Company's worldwide revenues for the six months ended June 30, 1999 and 1998, respectively. Sales to Fuso represented approximately 8.4% and 10.8% of the Company's worldwide sales for the six months ended June 30, 1999 and 1998, respectively.

           The $2.5 million (13.1%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 25.8% to 3,654,900 units in the six months ended June 30, 1999, from 2,905,875 units in the six months ended June 30, 1998. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.77 to $4.12 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements between the Company and Abbott. The increase in revenues also includes approximately $1,201,000 from Abbott to fund certain research and development and marketing expenses.

           Gross profit (as a percentage of sales) increased by approximately $0.2 million to $3.3 million (15.0%) in the six months ended June 30, 1999, compared with a gross profit of $3.1 million (16.2%) in the six months ended June 30, 1998. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, and the receipt of approximately $1,201,000 from Abbott to fund certain research and development and marketing expenses. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott. Additionally, the increase in gross profit was also partially offset by a charge of approximately $1.7 million resulting from temporary production losses associated with one of the newer manufacturing processes in the second quarter of 1999. Excluding these temporary production losses, gross profit (as a percentage of sales) increased by approximately $1.8 million to $4.9 million (22.6%) in the six months ended June 30, 1999.

           The Company incurred research and development costs (as a percentage of sales) of approximately $4.0 million (18.1%) and $3.8 million (19.7%) for the six months ended June 30, 1999 and 1998, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for lactate and coagulation, some of which are expected to move into the commercialization phase by the end of 1999. The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

Some portion of these expenditures may be funded by Abbott, and revenues and gross profit in the six months ended June 30, 1999, include approximately $0.9 million of such funding.

           The Company incurred general and administrative expenses (as a percentage of sales) of approximately $4.7 million (21.4%) and $3.7 million (19.2%) for the six months ended June 30, 1999 and 1998, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to year is primarily attributable to fees for special consulting services to assist in the development of manufacturing strategies and capacity plans, and to identify business development opportunities, and a non-cash compensation expense associated with grants to employees of 310,000 restricted shares of Common Stock in the six months ended June 30, 1999.

           The Company incurred consolidation of operations expenses of approximately $68,000 and $729,000 for the six months ended June 30, 1999 and 1998, respectively, in connection with the relocation of the Company's cartridge assembly operations from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada.

           The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $4.4 million (20.2%) and $6.5 million (33.8%) for the six months ended June 30, 1999 and 1998, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and revenues and gross profit in the six months ended June 30, 1999, include approximately $0.3 million of such reimbursement. The dollar decrease from period to period is primarily attributable to the reduction in field sales and sales management personnel following the assumption by Abbott of principal responsibility for the marketing and sales of the i-STAT System.

           Other income, net, of approximately $0.8 million for each of the six months ended June 30, 1999 and June 30, 1998, primarily reflects interest income earned on cash and cash equivalents balances.

           Net loss for the six months ended June 30, 1999 decreased 17.2% to approximately $9.0 million, or 51 cents per share, compared with a net loss of approximately $10.9 million, or 71 cents per share, for the six months ended June 30, 1998. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.496 million and 15.363 million in the 1999 and 1998 periods, respectively. The increase in the number of shares from June 1998 primarily reflects the issuance of 2 million shares of Common Stock to Abbott in September 1998.


LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 1999, the Company had cash and cash equivalents of approximately $27.7 million, a decline of approximately $10.7 million from the December 31, 1998 balance of approximately $38.4 million. The decrease primarily reflects approximately $6.3 million of cash used in operating activities, equipment purchases of approximately $3.7 million and a loan to an officer of approximately $0.7 million to pay withholding taxes in connection with a restricted stock grant during the six months ended June 30, 1999. Working capital decreased by approximately $9.8 million from $44.6 million to $34.8 million during the same period, primarily reflecting the decrease in cash and cash equivalents. Changes in working capital during the six months ended June 30, 1999, also reflect a reduction of approximately $1.9 million in accrued expenses which primarily reflects the payment of accrued 1998 sales commissions and management bonuses, and the payment of accrued retention bonuses, severance payments and vacation pay in connection with both a reduction in sales force following assumption by Abbott of principal responsibility for marketing and sales, and the consolidation of cartridge assembly operations in the Company's manufacturing facility in Ontario, Canada. Changes in working capital also include an increase of approximately $2.5 million in deferred revenue, which reflects the receipt of $4.0 million from Abbott in January 1999, representing the second installment of prepayments for guaranteed future incremental cartridge sales, partially
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated, by the amortization to income of approximately $0.4 million of deferred research and development reimbursements from Abbott and by the amortization of deferred service contract revenues. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but, together with payments due from Abbott in respect of guaranteed product sales, to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

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

           INTERNAL MANUFACTURING CONTROL SOFTWARE: Certain manufacturing operations are managed by internally developed software tools. Date handling software operations in most of these tools utilize software routines that are part of the software "platform" upon which these tools operate. These platforms, primarily supplied by Microsoft, are certified Y2K compliant. The Company has identified only a few exceptions but has determined these tools either to be compliant or not significant to the production process.

           SOFTWARE USED IN COMPUTER CONTROLLED MANUFACTURING EQUIPMENT: The Company has identified all pieces of computer controlled manufacturing equipment used in production processes and determined that where date handling functions are significant to the production process, the functions are Y2K compliant.

           SOFTWARE USED IN COMPUTER CONTROLLED PRODUCTS: Certain products made by the Company have software components developed and maintained by the Company. The Company has completed the software changes and testing necessary to certify substantially all of these products as Y2K compliant. The Company regularly distributes software updates for these products as part of its normal business practices. To date, the cost of providing the updated, Y2K compliant software to customers has been at no incremental cost to the Company.

           EXTERNAL NON COMPLIANCE BY SUPPLIERS AND CUSTOMERS: The Company is engaged in the process of monitoring the Y2K program status of critical suppliers. The Company has established appropriate contingency plans for suppliers that are not able to supply sufficient certification. These contingency plans may include establishing alternative suppliers and/or accumulating inventory as appropriate. By the year 2000 the Company's revenues are expected to be substantially derived from a few authorized distributors, including Abbott and HP. The Company believes that these companies have adequate Y2K compliance programs in place. Accordingly, it has no reason to believe that additional operational risks are presented by the Company's relationship with its most significant customers.

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

           The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. Plaintiffs appealed and, on August 10, 1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Court specifically stated that it expressed no opinion concerning the evidence required to satisfy the other elements of a common law action for securities fraud, the applicability of any defense, class certification or the appropriate scope of plaintiff class if there is certification. New Jersey law provides that the Company may petition the New Jersey Supreme Court for discretionary review of this opinion. The Company has made no decision whether to do so, pending further discussions with its counsel. Should the plaintiffs prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

           The Company is a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The Plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. The Company has moved for summary judgment of non-infringement and the court will schedule argument in due course. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           The Company entered into Stock Option Agreements with two principals of an investment banking firm, pursuant to which one principal was granted an Option to purchase up to 23,529 shares, and one principal was granted an Option to purchase up to 15,686 shares, of the Company's Common Stock for $9.06 per share, in exchange for services rendered by the investment banking firm on behalf of the Company. The Options are currently exercisable and expire on May 15, 2003, which is the fourth anniversary of the effective date of the Agreements. In issuing the Option, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

                               i-STAT CORPORATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The company held its Annual Meeting of Stockholders on June 10, 1999, at which time three matters were submitted to a vote of stockholders. A description of the matters voted upon and a voting tabulation for each matter is as follows:

         I. Election of five members to the Board of Directors, each to serve until the next annual meeting.

                                                                     Number of Votes
                                           ---------------------------------------------------------------------
              Name of Nominee                  For         Against/Withheld     Abstentions     Broker Non-Votes
              ---------------                  ---         ----------------     -----------     ----------------
              J. Robert Buchanan, M.D.     14,550,294           129,150             N/A                N/A

              Stephen D. Chubb             14,550,494           128,950             N/A                N/A

              Richard Hodgson              14,574,579           104,865             N/A                N/A

              William P. Moffitt           14,550,328           129,116             N/A                N/A

              Lionel N. Sterling           14,550,494           128,950             N/A                N/A


         II. Amendment to the 1998 Stock Option Plan (A) to employ Restricted Share Awards as a form of Compensation and (B) to change the name of the 1998 Plan to the "i-STAT Corporation Equity Incentive Plan."

                                               For         Against/Withheld     Abstentions    Broker Non-Votes
                                               ---         ----------------     -----------    ----------------
                                            12,695,861         1,926,312          57,271            N/A


         III. Ratification of the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the Company's books and accounts for the year 1999.

                                                                      Number of Votes
                                           --------------------------------------------------------------------
                                               For         Against/Withheld     Abstentions    Broker Non-Votes
                                               ---         ----------------     -----------    ----------------
                                           14,517,541           97,129            64,774            N/A

                                  EXHIBIT INDEX


ITEM  6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         3.1 Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

         3.2      By-Laws (Form 10-K for fiscal year ended December 31, 1996)*

         3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

         3.4 Certificate of Designation, Preferences and Rights of Series B Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

         4.1 Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

         10.50 i-STAT Corporation Equity Incentive Plan (Form 10-Q for fiscal quarter ended March 31, 1999)*

         10.51 Form of Executive Officer Restricted Share Award Agreement under Equity Incentive Plan (Form 10-Q for fiscal quarter ended March 31, 1999)*

         10.52 Form of Restricted Share Award Agreement with President and Chief Executive Officer (Form 10-Q for fiscal quarter ended March 31, 1999)*


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


DATE:      August 13, 1999


                                                i-STAT CORPORATION
                                                   (Registrant)



                                       BY:   /s/ William P. Moffitt
                                             ---------------------------------
                                             William P. Moffitt
                                             President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)


                                       BY:   /s/ Roger J. Mason
                                             ---------------------------------
                                             Roger J. Mason
                                             Vice President of Finance,
                                             Treasurer and Chief
                                             Financial Officer
                                             (Principal Financial Officer and
                                              Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Description

        27        Financial Data Schedule