Form 10-Q
period 1999-09-30
I STAT CORPORATION /DE/
filed 1999-11-10
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

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



                  Yes                                  No

                  /X/                                  / /

           The number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

                  Class                                                             November 5, 1999
                  -----                                                             ----------------
                  Common Stock, $ .15 par value                                     15,711,492

                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------
PART I     FINANCIAL INFORMATION

           Item 1 - Financial Statements

           Consolidated Condensed Statements of Operations
               for the three months and nine months ended September 30, 1999 and 1998...           3

           Consolidated Condensed Balance Sheets
              as of September 30, 1999 and December 31, 1998............................           4

           Consolidated Condensed Statements of Cash Flows for the nine
              months ended September 30, 1999 and 1998..................................           5

           Notes to Consolidated Condensed Financial Statements.........................       6 - 8

           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................       9 - 15



PART II    OTHER INFORMATION

           Item 1 - Legal Proceedings...................................................          16

           Item 6 - Exhibits and Reports on Form 8-K....................................          17



SIGNATURES .............................................................................          18

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                  Three Months Ended                       Nine Months Ended
                                                     September 30,                           September 30,
                                           --------------------------------        --------------------------------
                                                1999                1998                1999               1998
                                           ------------        ------------        ------------        ------------
Net revenues:
     Related party sales ...........       $      8,672        $        419        $     25,581        $      2,543

     Third party sales .............              2,153               8,849               5,806              25,965

     Other related party revenues ..                552                  --               1,753                  --
                                           ------------        ------------        ------------        ------------

         Total net revenues ........             11,377               9,268              33,140              28,508

Cost of sales ......................              8,015               7,079              26,520              23,200
                                           ------------        ------------        ------------        ------------

              Gross profit .........              3,362               2,189               6,620               5,308
                                           ------------        ------------        ------------        ------------

Operating expenses:

     Research and development ......              1,842               1,700               5,780               5,491

     General and administrative ....              1,391               1,605               6,053               5,304

     Consolidation of operations ...                  5                 262                  73                 991

     Sales and marketing ...........              1,960               3,552               6,347              10,054
                                           ------------        ------------        ------------        ------------

         Total operating expenses ..              5,198               7,119              18,253              21,840
                                           ------------        ------------        ------------        ------------

              Operating loss .......             (1,836)             (4,930)            (11,633)            (16,532)
                                           ------------        ------------        ------------        ------------

Other income (expense), net ........                358                 378               1,172               1,132
                                           ------------        ------------        ------------        ------------

Net loss ...........................            ($1,478)            ($4,552)           ($10,461)           ($15,400)
                                           ============        ============        ============        ============

Basic and diluted net loss per share             ($0.08)            ($0.28)              ($0.60)             ($0.99)
                                           ============        ============        ============        ============

Shares used in computing basic and
     diluted net loss per share ....         17,566,063          16,051,784          17,519,352          15,592,304
                                           ============        ============        ============        ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)



                                                                            September 30,     December 31,
                                                                                1999             1998
                                                                              ---------        ---------
         ASSETS
Current assets:
     Cash and cash equivalents ........................................       $  24,855        $  38,390
     Accounts receivable, net .........................................             901            2,849
     Accounts receivable from related parties .........................           6,129            2,843
     Inventories ......................................................           9,227            8,296
     Prepaid expenses and other current assets ........................             937            1,473
                                                                              ---------        ---------
         Total current assets .........................................          42,049           53,851
Plant and equipment, net of accumulated depreciation of
     $23,689 and $19,721 ..............................................          15,880           13,336
Other assets ..........................................................           1,881            1,719
                                                                              ---------        ---------
         Total assets .................................................       $  59,810        $  68,906
                                                                              =========        =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................       $   1,869        $   2,684
     Accrued expenses .................................................           4,341            6,003
     Deferred revenue, current (inclusive of related party deferred
         revenue of $2,246 and $407) ..................................           2,271              559
                                                                              ---------        ---------
         Total current liabilities ....................................           8,481            9,246
                                                                              ---------        ---------
     Deferred revenue from related party, non-current .................           5,192            5,000
                                                                              ---------        ---------
         Total liabilities ............................................          13,673           14,246
                                                                              ---------        ---------
Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued .....................              --               --
         Series B Preferred Stock, $.10 par value,
         2,138,702 shares authorized, issued and outstanding ..........             214              214
     Common Stock, $.15 par value, shares authorized 25,000,000:
         shares issued and outstanding 15,702,592 at September 30,
         1999 and 15,308,995 at December 31, 1998 .....................           2,355            2,296
     Additional paid-in capital .......................................         234,000          230,328
     Unearned compensation ............................................          (1,778)            (169)
     Loan to officer, net .............................................            (716)              --
     Accumulated deficit ..............................................        (187,129)        (176,668)
     Accumulated other comprehensive loss related to
         foreign currency translation .................................            (809)          (1,341)
                                                                              ---------        ---------
         Total stockholders' equity ...................................          46,137           54,660
                                                                              ---------        ---------
         Total liabilities and stockholders' equity ...................       $  59,810        $  68,906
                                                                              =========        =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)



                                                                             Nine Months Ended
                                                                               September 30,
                                                                           1999            1998
                                                                         --------        --------
Cash flows from operating activities:
   Net loss ......................................................       ($10,461)       ($15,400)
   Adjustments to reconcile net loss to net cash used in operating
      activities .................................................          2,778           3,239
   Change in assets and liabilities ..............................            136           6,540
                                                                         --------        --------
      Net cash used in operating activities ......................         (7,547)         (5,621)
                                                                         --------        --------
Cash flows from investing activities:
   Purchase of equipment .........................................         (5,335)         (4,799)
   Other .........................................................           (210)           (170)
                                                                         --------        --------
      Net cash used in investing activities ......................         (5,545)         (4,969)
                                                                         --------        --------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock ........................            338             325
   Loan to officer ...............................................           (716)             --
   Net proceeds from private placement of common stock ...........             --          20,701
                                                                         --------        --------
      Net cash provided by (used in) financing activities ........           (378)         21,026
                                                                         --------        --------
Effect of currency exchange rate changes on cash .................            (65)            (28)
                                                                         --------        --------
Net decrease in cash and cash equivalents ........................        (13,535)        (10,408)
Cash and cash equivalents at beginning of period .................         38,390          32,914
                                                                         --------        --------
Cash and cash equivalents at end of period .......................       $ 24,855        $ 43,322
                                                                         ========        ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

1.   GENERAL


     Basis of Presentation

     The information presented as of September 30, 1999 and 1998, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.


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

     Options to purchase 2,955,712 shares of common stock at $1.50 - $32.58 per share, which expire on various dates from February 2000 to August 2009, were outstanding at September 30, 1999. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

     Comprehensive Income

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                                1999           1998           1999            1998
                                                ----           ----           ----            ----
                                                            (In thousands of dollars)
     Net loss .........................       ($1,478)       ($4,552)       ($10,461)       ($15,400)
     Other comprehensive income (loss):
         Foreign currency translation .           105              2             532             (10)
                                              -------        -------        --------        --------
     Comprehensive loss ...............       ($1,373)       ($4,550)       ($ 9,929)       ($15,410)
                                              =======        =======        ========        ========

     Recently Issued Accounting Pronouncements:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000
     (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

     Reclassification:

     Certain reclassifications have been made to 1998 amounts to conform them to the 1999 presentation
                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)


2.   INVENTORIES

     Inventories consist of the following:


                                    September 30, 1999       December 31, 1998
                                    ------------------       -----------------
                                            (In thousands of dollars)

     Raw materials                         $3,535                $2,537
     Work in process                        3,223                 3,206
     Finished goods                         2,469                 2,553
                                            -----                 -----
                                           $9,227                $8,296
                                            ======                ======

3.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement, finding that the Company did not infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. The plaintiff appealed, and in September, 1999 the Federal Circuit Court affirmed the District Court's decision on literal infringement, but reversed the District Court on the "doctrine of equivalents", ruling that this was a matter for a jury to decide. The Company has asked the Circuit Court to reconsider this portion of its decision and is awaiting a decision on its petition for reconsideration. If the plaintiff should prevail on this issue, a prospect which the Company believes to be unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company.

     The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M.
     Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. Plaintiffs appealed and, on August 10, 1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Court specifically stated that it expressed no opinion concerning the evidence required to satisfy the other elements of a common law action for securities fraud, the applicability of any defense, class certification or the appropriate scope of plaintiff class if there is certification. The Company has petitioned the New Jersey Supreme Court for discretionary review of this opinion, and is awaiting the decision of the Supreme Court whether or not such review will be forthcoming. Should the plaintiffs prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

     The Company is a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's
     U.S. Patent No. 4,342,964. The Plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does
                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)


     not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. The Company has moved for summary judgment of non-infringement and the court will schedule argument in due course. However, if the plaintiff should prevail in this matter, it could have a material impact on the financial position, results of operation and cash flows of the Company.


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

     The Company generated $8,309,000 and $362,000 of net sales from Abbott and Hewlett-Packard Company ("HP"), respectively, for the three months ended September 30, 1999, and $23,525,000 and $2,056,000 of net sales from Abbott and HP, respectively, for the nine months ended September 30, 1999. Other related party revenues from Abbott include approximately $552,000 and $1,753,000 for the three months and nine months ended September 30, 1999, respectively, to fund certain research and development and marketing expenses. At September 30, 1999, the Company had $5,922,000 and $207,000 of accounts receivable due from Abbott and HP, respectively. In addition, the Company had $2,246,000 and $407,000 of deferred revenue, current, and $5,192,000 and $5,000,000 of deferred revenue, non-current, from Abbott at September 30, 1999, respectively, and December 31, 1998, respectively.


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

     In connection with the award of 250,000 shares to one executive officer, on June 30, 1999, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note for the withholding tax amount carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable three years from the date of the execution of a second promissory note for the remaining taxes which are expected to be loaned in the second quarter of 2000. One third of the principal amount of these loans will be forgiven on each anniversary date of the loan for the remaining taxes if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as result of the forgiveness of these loans.

     Compensation expense in the amount of approximately $288,000 and $1,090,000 was recorded in connection with this award, and the reserve for the forgiveness of loans and the associated tax gross-up payment during the three months and nine months ended September 30, 1999, respectively.

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

           The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, arterial blood gases, bicarbonate, and lactate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three tests for the measurement of coagulation: partial thromboplastin time ("aPTT"), activated clotting time ("ACT") and prothombin time ("PT"). The Company has submitted a Pre-Market Notification to the U.S. Food and Drug Administration (the "FDA") in connection with the ACT test. The FDA has requested additional information, and the Company is complying with this request. The Company's ability to commercialize its ACT test is subject to FDA clearance and, while the Company believes that it can meet all of the requirements of the FDA in the near term, there can be no assurance with respect to the timing of FDA clearance of any product. The Company is also studying the development of cardiac marker tests. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product.

           Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through a Japanese marketing partner, Fuso, Inc. ("Fuso"), in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott which, among other things, has altered significantly the manner in which the Company markets and sells its products worldwide. The majority of the Company's revenues are now derived from Abbott. Please see "Long-Term Sales and Marketing Alliance with Abbott Laboratories" under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for a description of the Company's agreements with Abbott. Copies of such agreements were filed with the Commission as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

RESULTS OF OPERATIONS


          THREE MONTHS ENDED SEPTEMBER 30, 1999

           The Company generated revenues of approximately $11.4 million and $9.3 million for the three months ended September 30, 1999 and 1998, respectively, including international revenues (as a percentage of total revenues) of $3.0 million (26.1%) and $1.9 million (20.6%), respectively. Abbott, HP and Fuso accounted for 90.3% of the Company's revenues for the three months ended September 30, 1999. Revenues from Abbott represented approximately 77.9% and 0% of the Company's worldwide revenues for the three months ended September 30, 1999 and 1998, respectively. Revenues from HP represented approximately 3.2% and 4.5% of the Company's worldwide revenues for the three months ended September 30, 1999 and 1998, respectively. Sales to Fuso represented approximately 9.2% and 10.7% of the Company's worldwide revenues for the three months ended September 30, 1999 and 1998, respectively.

           The $2.1 million (22.8%) increase in revenues from the 1998 comparable quarter was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 38.1% to 1,983,665 units in the three months ended September 30, 1999, from 1,436,675 units in the three months ended September 30, 1998. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.65 to $3.79 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements between the Company and Abbott. The increase in revenues in the 1999 third quarter also includes approximately $552,000 from Abbott (the "Third Quarter Abbott Reimbursement") to fund certain research and development and marketing expenses.

           Gross profit (as a percentage of sales) increased by approximately $1.2 million to $3.4 million (29.6%) in the quarter ended September 30, 1999, compared with a gross profit of $2.2 million (23.6%) in the quarter ended September 30, 1998. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, to the Third Quarter Abbott Reimbursement, and to improvements in cartridge production yields. Gross profit in the third quarter 1999 also was positively impacted by the need to rebuild inventory losses incurred primarily during the second quarter 1999, which arose out of a manufacturing process problem with the Company's oxygen sensor. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott.

           The Company incurred research and development costs (as a percentage of sales) of approximately $1.8 million (16.2%) and $1.7 million (18.3%) for the three months ended September 30, 1999 and 1998, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for coagulation. The Company also is studying the development of cardiac marker tests. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott product. Some portion of the Company's future research and development expenses may be funded by Abbott, and revenues and gross profit in the three months ended September 30, 1999, include approximately $0.4 million of such funding.

           The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.4 million (12.2%) and $1.6 million (17.3%) for the three months ended September 30, 1999 and 1998, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure.

           The Company incurred consolidation of operations expenses of approximately $5,000 and $262,000 for the three months ended September 30, 1999 and 1998, respectively, in connection with the relocation of the Company's cartridge assembly operations from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada.

           The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $2.0 million (17.2%) and $3.6 million (38.3%) for the three months ended September 30, 1999 and 1998, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and revenues and gross profit in the three months ended September 30, 1999, include approximately $0.1 million of such reimbursement. The dollar decrease from period to period is primarily attributable to the reduction in field sales and sales management personnel following the assumption by Abbott of principal responsibility for the marketing and sales of the i-STAT System.

           Other income, net, of approximately $0.4 million and $0.4 million for the three months ended September 30, 1999 and September 30, 1998, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

           Net loss for the three months ended September 30, 1999 decreased 67.5% to approximately $1.5 million, or 8 cents per share, compared with a net loss of approximately $4.6 million, or 28 cents per share, for the third quarter of 1998. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.566 million and 16.052 million in the 1999 and 1998 periods, respectively.


          NINE MONTHS ENDED SEPTEMBER 30, 1999

           The Company generated revenues of approximately $33.1 million and $28.5 million for the nine months ended September 30, 1999 and 1998, respectively, including international revenues (as a percentage of total revenues) of $8.1 million (24.5%) and $7.5 million (26.3%), respectively. Abbott, HP and Fuso accounted for 91.1% of the Company's revenues for the nine months ended September 30, 1999. Revenues from Abbott represented approximately 76.3% and 0% of the Company's worldwide revenues for the nine months ended September 30, 1999 and 1998, respectively. Revenues from HP represented approximately 6.2% and 8.9% of the Company's worldwide revenues for the nine months ended September 30, 1999 and 1998, respectively. Sales to Fuso represented approximately 8.7% and 10.8% of the Company's worldwide sales for the nine months ended September 30, 1999 and 1998, respectively.

           The $4.6 million (16.2%) increase in revenues from the 1998 comparable period was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the U.S. and internationally. Worldwide cartridge shipments increased 29.8% to 5,638,615 units in the nine months ended September 30, 1999, from 4,342,550 units in the nine months ended September 30, 1998. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.73 to $4.00 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements between the Company and Abbott. The increase in revenues in the 1999 period also includes approximately $1,753,000 from Abbott (the "YTD Abbott Reimbursements") to fund certain research and development and marketing expenses.

           Gross profit (as a percentage of sales) increased by approximately $1.3 million to $6.6 million (20.0%) in the nine months ended September 30, 1999, compared with a gross profit of $5.3 million (18.6%) in the nine months ended September 30, 1998. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, to the YTD Abbott Reimbursements, and to improvements in production yields experienced during the third quarter. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott. Additionally, the increase in gross profit was also partially offset by a charge of approximately $2.1 million resulting from the inventory losses and accompanying product recall arising out of the manufacturing process problem with the Company's oxygen sensor during the second quarter 1999.

           The Company incurred research and development costs (as a percentage of sales) of approximately $5.8 million (17.4%) and $5.5 million (19.3%) for the nine months ended September 30, 1999 and 1998, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for coagulation. The Company also is studying the development of cardiac marker tests. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott product. Some portion of the Company's future research and development expenses may be funded by Abbott, and revenues and gross profit in the nine months ended September 30, 1999, include approximately $1.3 million of such funding.

           The Company incurred general and administrative expenses (as a percentage of sales) of approximately $6.1 million (18.3%) and $5.3 million (18.6%) for the nine months ended September 30, 1999 and 1998, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The dollar increase from year to
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


year is primarily attributable to fees for special consulting services to assist in the development of manufacturing strategies and capacity plans, and to identify business development opportunities, and a non-cash compensation expense associated with grants to employees of 310,000 restricted shares of Common Stock in the nine months ended September 30, 1999.

           The Company incurred consolidation of operations expenses of approximately $73,000 and $991,000 for the nine months ended September 30, 1999 and 1998, respectively, in connection with the relocation of the Company's cartridge assembly operations from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada.

           The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $6.3 million (19.1%) and $10.1 million (35.3%) for the nine months ended September 30, 1999 and 1998, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and revenues and gross profit in the nine months ended September 30, 1999, include approximately $0.5 million of such reimbursement. The dollar decrease from period to period is primarily attributable to the reduction in field sales and sales management personnel following the assumption by Abbott of principal responsibility for the marketing and sales of the i-STAT System.

           Other income, net, of approximately $1.2 million and $1.1 million for the nine months ended September 30, 1999 and September 30, 1998, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

           Net loss for the nine months ended September 30, 1999 decreased 32.1% to approximately $10.5 million, or 60 cents per share, compared with a net loss of approximately $15.4 million, or 99 cents per share, for the nine months ended September 30, 1998. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.519 million and 15.592 million in the 1999 and 1998 periods, respectively. The increase in the number of shares from June 1998 primarily reflects the issuance of 2 million shares of Common Stock to Abbott in September 1998.


LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 1999, the Company had cash and cash equivalents of approximately $24.9 million, a decline of approximately $13.5 million from the December 31, 1998 balance of approximately $38.4 million. The decrease primarily reflects approximately $7.5 million of cash used in operating activities and equipment purchases of approximately $5.3 million during the nine months ended September 30, 1999. Working capital decreased by approximately $11.0 million from $44.6 million to $33.6 million during the same period, primarily reflecting the decrease in cash and cash equivalents. Changes in working capital during the nine months ended September 30, 1999, also reflect a reduction of approximately $1.7 million in accrued expenses which primarily reflects the payment of accrued 1998 sales commissions and management bonuses, and the payment of accrued retention bonuses, severance payments and vacation pay in connection with both a reduction in sales force following assumption by Abbott of principal responsibility for marketing and sales, and the consolidation of cartridge assembly operations in the Company's manufacturing facility in Ontario, Canada. Changes in working capital also include an increase of approximately $1.7 million in deferred revenue, which reflects the receipt of $4.0 million from Abbott in January 1999, representing the second installment of prepayments for guaranteed future incremental cartridge sales, partially offset by (i) the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated, (ii) the amortization to income of approximately $0.4 million of deferred research and development reimbursements from Abbott and (iii) the amortization of deferred service contract revenues. The Company expects its existing funds from operations to continue to decline until its revenues are
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

sufficient to support its growth, but, together with $16 million in payments due from Abbott in respect of guaranteed future incremental cartridge sales, to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of Abbott's marketing and sales activities, the Company's new product development efforts, manufacturing efficiencies and competitive conditions.

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

                                   (continued)


           Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that Year 2000 problems will not result in an interruption in, or failure of, certain normal business activities or operations including customer ordering patterns, that may have a material adverse effect on the Company's results of operations, liquidity or financial condition.


RECENT ACCOUNTING PRONOUNCEMENTS

           In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

           CERTAIN STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC CONDITIONS AFFECTING THE COMPANY'S TARGET MARKETS, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT OF CARE BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS (including those affected by Y2k issues), DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES. SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                               i-STAT CORPORATION

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

           The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement, finding that the Company did not infringe, either literally or under the patent law "doctrine of equivalents", Nova's patent. The plaintiff appealed, and in September, 1999 the Federal Circuit Court affirmed the District Court's decision on literal infringement, but reversed the District Court on the "doctrine of equivalents", ruling that this was a matter for a jury to decide. The Company has asked the Circuit Court to reconsider this portion of its decision and is awaiting a decision on its petition for reconsideration. If the plaintiff should prevail on this issue, a prospect which the Company believes to be unlikely, it could have a material impact on the financial position, results of operations and cash flows of the Company.

           The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. Plaintiffs appealed and, on August 10, 1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Court specifically stated that it expressed no opinion concerning the evidence required to satisfy the other elements of a common law action for securities fraud, the applicability of any defense, class certification or the appropriate scope of plaintiff class if there is certification. The Company has petitioned the New Jersey Supreme Court for discretionary review of this opinion, and is awaiting the decision of the Supreme Court whether or not such review will be forthcoming. Should the plaintiffs prevail in this matter, it could have a material impact on the financial position, results of operations and cash flows of the Company.

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





DATE:      November 10, 1999





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