Form 10-K405
period 1999-12-31
I STAT CORPORATION /DE/
filed 2000-03-30
CIK 882365

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2000
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      |X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

      |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from______________to___________

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

Yes |X|     No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Number of shares of Common Stock outstanding as of March 20, 2000: 18,199,795

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 20, 2000 is approximately $201,682,782. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III incorporates certain information by reference to the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                Table of Contents

Item                                                                        Page
                                     Part I

1.     Business................................................................1

2.     Properties.............................................................10

3.     Legal Proceedings......................................................10

4.     Submission of Matters to a Vote of Security Holders....................10

                                     Part II

5.     Market for the Registrant's Common Equity
       and Related Stockholder Matters........................................12

6.     Selected Consolidated Financial Data...................................13

7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations..............................................13

7(a).  Quantitative and Qualitative Disclosures about Market Risk.............18

8.     Financial Statements and Supplementary Data
       (a) Financial Statements...............................................18
       (b) Selected Quarterly Financial Data..................................41

9.     Changes in and Disagreements with
       Accountants on Accounting and Financial Disclosure.....................18

                                    Part III

10.     Directors and Executive Officers of the Registrant................11, 19

11.     Executive Compensation................................................19

12.     Security Ownership of Certain
        Beneficial Owners and Management......................................19

13.     Certain Relationships and Related Transactions........................19

                                     Part IV

14.     Exhibits, Financial Statement
        Schedules and Reports on Form 8-K.....................................19

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

                                     Part 1

Item 1. Business

i-STAT Corporation ("i-STAT" or the "Company"), was incorporated in Delaware in 1983, and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company's current products, known as the i-STAT System(R), consist of portable, hand-held analyzers and single-use, disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System uses a simple, one-step procedure, the results of which can be easily linked by infrared transmission to a health care provider's information system. As of December 31, 1999, i-STAT had one primary customer, Abbott Laboratories ("Abbott") as well as customers in the United States, Japan, Europe, Canada, South America and Asia. The Company intends for the i-STAT System to become the standard of care for blood analysis at the patient's side, enabling rapid clinical intervention, improved patient outcomes, and lower operational costs.

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

The original i-STAT System, introduced in September 1992, was capable of performing six of the most commonly ordered blood tests, which are tests for sodium, potassium, chloride, glucose, urea nitrogen and hematocrit. In 1994, the Company expanded the testing capabilities of the i-STAT System through the introduction of cartridges which perform tests for pH, ionized calcium and bicarbonate. In 1995, the Company introduced cartridges which measure arterial blood gases (pH, PCO2 and PO2). In 1998, the Company added a creatinine test. In 1999, the Company added a lactate test, and in early 2000, the Company added a Celite(R) ACT (activated clotting time) test. The Company believes that 95% of the approximately 200 million blood tests (electrolyte and blood gas) performed on a "stat" basis in the United States each year now can be performed using the i-STAT System. The Company believes that because the i-STAT System can now perform the vast majority of the tests required on a "stat" basis, it is substantially more attractive as a total replacement for hospital "stat" laboratories. The Company has additional tests under development.

By virtue of a strategic technology and marketing alliance concluded in mid-1995 between the Company and Hewlett-Packard Company ("HP"), the i-STAT System was introduced and marketed in Europe by HP in 1996. In addition, i-STAT and HP have jointly developed a blood analysis device (the "Integrated Analyzer"), based on the i-STAT System, for integration into HP's customer installed base of patient monitoring systems. This device was introduced in 1997. In order to accelerate and increase sales of the i-STAT System, in September 1998 the Company entered into a long-term global product marketing and product development alliance with Abbott. During 1999, approximately 79% of the Company's revenues were derived from Abbott. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories".

i-STAT System Components

The i-STAT System is composed of two types of analyzers, which are hand-held, portable instruments, and various single-use, disposable cartridges, which contain the electrochemical biosensors necessary to perform the desired blood tests. One of the Company's analyzers is thermostatically controlled and can be used for all cartridges manufactured by the Company and the other can be used for all cartridges manufactured by the Company except the arterial blood gas cartridges. The Company's single-use, disposable cartridges currently allow the i-STAT System to perform blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT, arterial blood gases, (pH, PCO2 and PO2), and bicarbonate and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving.

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

Marketing and Distribution

The i-STAT System is currently marketed primarily to the critical care departments of hospitals in the United States, where the highest volume of blood tests are performed on a "stat" basis. The i-STAT System also is marketed to hospitals in Japan, Europe, Canada, South America and Asia. Prior to November 1998, the Company marketed and distributed the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Europe through HP, in Japan through Japanese marketing partners and in South America and Asia through selected distribution channels. Since November 1998, Abbott has become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Revenues from Abbott represented approximately 79% of the Company's worldwide revenues for 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories."

The Company's strategy also has included partnering with large purchasing organizations, including large hospital networks and health maintenance organizations. In November 1997, the Company entered into a sole source three year contract with Premier Inc. for point-of-care blood gas analyzers pursuant to which Premier members may purchase the Company's products at reduced cost in exchange for minimum blood gas commitments. Premier is a group purchasing organization (GPO) of leading hospitals and healthcare systems across the U.S., representing more than 1,800 member hospitals and healthcare facilities. In January 1998, the Company entered into a three year contract with Kaiser Permanente pursuant to which Kaiser Permanente is recommending the Company's products to its facilities nationwide, by designating the Company a "preferred provider". Kaiser Permanente is the largest non-profit health maintenance organization in the U.S. In March 1998, VHA, Inc., renewed its existing contract with the Company for an additional two years. Under that agreement, the Company has been named as the sole contracted provider of point-of-care blood gas analyzers. VHA is a nationwide network of more than 1,900 leading community owned healthcare organizations and their physicians, which comprises over 25% of the nation's community hospitals. The Company has assigned its rights to these contracts to Abbott under the terms of its Distribution Agreement with Abbott.

In July 1995, the Company entered into license and distribution agreements with HP. The Company's distribution agreement with HP was terminated in November 1999. The Company's license agreement with HP, since assigned to Agilent Technologies, Inc. ("Agilent"), a subsidiary of HP, provides for the grant by the Company to HP of a perpetual, world wide license under certain of the Company's intellectual property to develop and distribute the Integrated Analyzer to professionally attended human healthcare institutions. The license does not include the right to make, use or sell the Company's cartridges and provides for the payment of royalties to the Company. If the Company grants to any third party a license to make and distribute Integrated Analyzers on royalty terms more favorable to the third party than under the HP license agreement, then HP's royalty obligations generally will be adjusted to such third party's rates. The license agreement is scheduled to expire generally at the time of expiration of the Company's last-to-expire patent covering the licensed technology. In August of 1997, the Company signed an agreement with HP to supply electromechanical components to HP for use in the HP Integrated Analyzer. This electromechanical mechanism is substantially equivalent to the mechanism used in the Company's portable hand-held analyzer. The agreement is subject to yearly extensions. Revenues from HP represented approximately 5.3% of the Company's worldwide revenues for 1999.

In August 1988, the Company entered into product commercialization and distribution agreements with JCR Pharmaceuticals Inc. and FUSO Inc., two Japanese pharmaceutical and medical device companies. Pursuant to such agreements, i-STAT granted product distribution rights covering Japan, South Korea and Taiwan for an initial exclusive period which expired, and a non-exclusive period from December 1997 to December 2002 which covers only Japan. The Company understands that JCR has assigned to FUSO all distribution rights under these agreements. Sales to FUSO represented approximately 8.6% of the Company's worldwide revenues for 1999.

The Company also markets its products to veterinarians' offices in the United States and selected other countries through a three year distribution agreement with Heska Corporation ("Heska"), signed in February 1999. Sales to Heska represented approximately 4% of the Company's worldwide revenues for 1999.

See "Government Regulation" for a description of the regulatory framework impacting the marketing of the Company's products in certain geographical areas and alternate site markets.

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

Most product manufacturing and cartridge assembly by the Company is conducted in two adjoining facilities totaling 80,012 square feet located in Kanata, Ontario, Canada. These leased facilities include 13,525 square feet of Class 1,000 and 10,000 cleanrooms. In addition, the Company assembles analyzers at its principal offices in East Windsor, New Jersey. In mid-1998, the Company commenced the transfer of its New Jersey cartridge assembly and inspection operations to the Kanata facility and completed that transfer in April 1999. See "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company believes that its manufacturing capacity is sufficient to meet its immediately foreseeable production requirements. The Company is currently manufacturing its cartridges at a rate of over 10,000,000 cartridges per year, utilizing three cartridge assembly lines. The Company has the capacity to manufacture over 30,000,000 cartridges at full factory utilization using the current generation of its biosensor chips and taking into account planned yield and productivity improvements and the addition of three cartridge assembly lines within the existing facilities.

The Company maintains a comprehensive quality assurance and quality control program, which includes complete documentation of all material specifications, operating procedures, maintenance and equipment calibration procedures, training programs and quality control test methods. To control the quality of its finished products, the Company utilizes statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods. The Company believes that it operates in accordance with all applicable regulations including the Food and Drug Administration (the "FDA") Good Manufacturing Practices. The Company has received ISO 9001 and EN 46001 certification of its Quality Assurance System. ISO 9001 comprises a set of standards covering the quality of design, development, production, installation, and servicing of products and systems. EN 46001 is the European quality standard for the manufacture of medical devices. Compliance with these standards is increasingly required by European buyers of manufactured products.

The majority of the raw materials and purchased components used to manufacture the Company's products are readily available from more than one source. The Company is also developing alternative sources for some of the raw materials it presently obtains from a single source. Some of the components of the i-STAT System are custom manufactured by a limited number of outside vendors.

Research and Development

From commencement of the Company's operations in 1984 until 1992, most of its financial resources were dedicated to the development of the core technology that has resulted in the i-STAT System. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. In the fourth quarter of 1999, the Company commenced shipments of its new lactate test incorporated into a cartridge that also tests for blood gases. In early 2000, the Company received FDA clearance to market its first coagulation test, the Celite(R) ACT (activated clotting time) and commenced shipments in March 2000. The Company is pursuing the development of three other coagulation tests, kaolin ACT, prothrombin time ("PT") and activated partial thromboplastin time ("aPTT"). The Company is working jointly with Abbott to study the development of cartridges that will incorporate cardiac marker tests. The Company is currently developing a cartridge to combine its glucose test onto its combination blood gas/electrolyte cartridge and developing an expanded measurement range for its glucose measurements. The Company is developing a new analyzer that will combine the current measurement capabilities of the i-STAT System with the measurement capabilities of an Abbott point of patient care glucose testing system and incorporate additional advanced features. It is also developing an associated suite of peripheral equipment and data management tools. In connection with their strategic alliance, the Company and Abbott entered into a Research Agreement pursuant to which certain of the Company's research and development may be funded by Abbott. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development costs during 1997, 1998 and 1999.

Patents and Proprietary Rights

i-STAT pursues a policy of seeking patent protection, both in the United States and abroad, for each of the areas of invention embodied in the i-STAT System. The Company holds 30 United States utility patents related to the i-STAT System, the earliest of which was issued on September 5, 1989, which on average have over 12 years remaining on their patent terms, and two United States design patents related to the i-STAT System. These patents relate to the unique functional features and fabrication of the electrode technology contained in the i-STAT cartridges, operation of the cartridges, the technologies used in the i-STAT analyzers, in-house quality control instrumentation and matters related to other potential uses of the i-STAT System. The Company has five pending United States utility patent applications. The Company has received patents in Japan, Europe, Canada and Taiwan corresponding to certain of the patents issued in the United States and has filed or plans to file for patent protection in certain countries which represent a significant segment of the intended market for its products. There can be no assurance that additional patents for i-STAT's products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to i-STAT.

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

Government Regulation

The i-STAT System comprises several In Vitro Diagnostic (IVD) medical devices subject to the provisions of the Food, Drug and Cosmetic Act (the "FDC Act") and implementing regulations. The 1976 Medical Device Amendments and the Safe Medical Device Amendments of 1990 to the FDC Act provide comprehensive regulation of all stages of development, manufacture, distribution and promotion of medical devices. There are two regulatory routes by which to bring a medical diagnostic device to market: the Pre-market Approval Application ("PMA") and the Pre-market Notification ("510(k) Notification"). The PMA requires a comprehensive review of specified pre-clinical and clinical data, prior to an FDA finding that a device is safe and effective for its designated indicated use. The 510(k) Notification permits marketing upon a demonstration to the FDA's satisfaction that a device is substantially equivalent to a device already in commercial distribution. The clearance process can require extended periods of testing, both prior to and after submissions are made. Review of submissions can take protracted periods of time and involve significant resource expenditure. There is no certainty that the FDA will clear any given device for marketing.

All of the Company's current IVD devices have received clearance to market for use by health care professionals pursuant to 510(k) Notifications. Any change or modification of an analyzer or a cartridge that could significantly affect the safety or efficacy of the device would require the filing of a new 510(k) Notification, and the Company would not be able to market the i-STAT System as modified until FDA clearance is received. The FDA may not concur in any such modification, and any such concurrence may be subject to delay and require significant resources to provide the FDA with needed data.

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

The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled, and, if the investigator observes conditions which might be violations, those conditions must be corrected or satisfactorily explained, or the manufacturer could face regulatory action that might include physical removal of the product from the marketplace. The Company's New Jersey facilities have been inspected on four occasions by the FDA and currently there are no observed conditions which might result in violations. The FDA also regulates labeling and advertising for devices restricted to use by health care professionals, such as the i-STAT System.

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

The i-STAT System is currently distributed outside the United States in Japan, Europe, Canada, South America and Asia and the Company expects the i-STAT System to be distributed in other foreign countries under the terms of the Distribution Agreement with Abbott. The i-STAT System is and will be subject to a wide variety of laws and regulations in these markets, ranging from simple product registration in certain countries to complex clearance and production controls in others. Speaking generally, the extent and complexity of regulation of medical devices is increasing worldwide, with regulation in some countries already as comprehensive as that in the United States. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be given.

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

Employees

As of December 31, 1999, the Company employed 557 persons on a full-time basis. None of i-STAT's employees are covered by a collective bargaining agreement. i-STAT believes that its relationship with its employees is good and that its success is dependent on, among other things, achieving and retaining scientific and technological superiority and being capably managed.

Insurance

The Company maintains a product liability insurance policy in the amount of $1 million, and an excess liability insurance policy in the amount of $20 million, which are the maximum payouts for all claims that could be made during a calendar year. If the Company does not or cannot maintain its existing or comparable product liability insurance, its ability to market its products may be significantly impaired. The amount and scope of any insurance coverage upon which the Company relies may not be adequate to protect the Company in the event a successful product liability claim is made upon the Company. No product liability insurance claim has ever been made against the Company. The Company also maintains general liability and business interruption liability insurance policies. The Company's Kanata, Ottawa, wafer fabrication facility is the only source of its proprietary thin film, biosensor chips, and, consequently, any damage to the facility as a result of fire or other causes could materially and adversely impact the Company. The amount and scope of any insurance coverage may not be adequate to protect the Company in the event of any such loss.

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

Factors That May Affect Future Results

We Are Not Profitable; We Must Increase Sales Of Our Products To Be Profitable. We were formed in 1983, and we have not yet made a profit. We cannot guarantee that we will ever be profitable. Furthermore, we may incur additional losses. We cannot assure investors that we will be able to market our products at prices and in quantities that will generate a profit. We cannot assure investors that we can avoid potential delays and expenses in developing new products, problems with production and marketing or other unexpected difficulties. Additionally, because Abbott now exclusively distributes most of our products, our revenues will be significantly affected by the sales made through Abbott. Our future profitability will depend on Abbott's success in selling our products.

Our Success Depends On Greater Commercial Acceptance; We Are Not Able To Predict Future Commercial Acceptance. Our future depends on the success of the i-STAT System, which depends primarily on hospitals accepting it as a reliable, accurate and cost-effective replacement for traditional blood measurement methods. We cannot predict how quickly the market will accept the i-STAT System. The i-STAT System is known as a "point-of-care" blood testing device, which is a relatively new way to analyze blood. Currently, central and "stat" laboratories within hospitals or independent commercial laboratories perform critical or "stat" blood testing. Although the market is increasingly accepting point-of-care blood testing, most acute care hospitals already use expensive blood testing instruments in their central and "stat" laboratories and many are reluctant to change their current procedures for performing blood analysis. In addition, the i-STAT System currently does not measure a large enough number or range of analytes for some hospitals to consider broadly adopting it. Although we continue to develop additional tests to respond to hospitals' needs, we cannot guarantee that we will be able to develop enough additional tests quickly enough or in a way that is cost-effective or at all.

We Rely On Abbott Laboratories For The Marketing And Sales Of Our Products. In September 1998, the Company and Abbott signed agreements which provide for a long-term sales, marketing and research alliance. We signed a product distribution agreement with Abbott, under which Abbott became the exclusive distributor of the i-STAT System in most parts of the world and any new products we develop for use in the professionally attended human healthcare market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Long Term Sales, Marketing and

Research Alliance with Abbott Laboratories." As a result of this alliance, we have reduced the expenses that were dedicated to our marketing and sales efforts. We expect to face significant marketing challenges in the future and we cannot assure investors that Abbott will be able to market our products effectively. If Abbott is unsuccessful in marketing the i-STAT System or our agreements with Abbott are terminated, we will have to hire and train marketing and sales personnel and/or enter into new product distribution agreements with another party. We cannot guarantee that we would be able to enter into new product distribution agreements or find a company that could provide a level of distribution or competent marketing and sales personnel equivalent to Abbott's, or that we could accomplish this in a short period of time. Moreover, our agreement with Abbott gives Abbott sole discretion to set the prices for our products, which can have a big effect on our revenues, margins and profits.

Our Manufacturing Is Subject To Certain Risks. We may face unexpected technical problems in trying to transfer product ideas from the development stage to the manufacturing stage. These technical problems could delay our plans for new product releases. In addition, our manufacturing operations use highly technical processes involving unique, proprietary biosensor microfabrication techniques which our manufacturing personnel must continuously monitor and update, especially as we develop more products. Also, we may not be able to predict or satisfy changing customer demands for certain products and it could take longer than expected for us to change the manufacturing processes to respond to these demands. As a result, we may not have sufficient inventory to meet customer demands or we may have too much product inventory at times, which could affect our relationships with customers and negatively affect our working capital. In order to be profitable, we must manufacture greater quantities of products than we have to date and we must do this more efficiently than we have. We cannot assure investors that we will be able to produce our products at commercially reasonable costs. Some of the components of the i-STAT System are custom-made by only a few outside vendors. We may not be able to meet the demand for our products if one or more of these vendors could not supply us with the needed components or components which meet our specifications. We have experienced manufacturing problems because of vendor component issues as recently as the first quarter of 2000. Our Kanata, Ontario facility is the only cartridge manufacturing facility. If this facility were damaged or closed due to fire or other causes, it would negatively impact our business.

We May Need Additional Funding In The Future And These Funds May Not Be Available To Us. We expect our existing funds to be sufficient to meet our obligations and our liquidity and capital requirements for the near term. However, numerous factors may change this expectation. We may need to spend more on new product development or to increase manufacturing capacity to respond to competitive conditions in the marketplace. We have no commitments for any additional financing and we cannot assure investors that any such commitment could be obtained on favorable terms, if at all. Any additional equity financing may cause dilution of our current stockholders, and any debt financing may require restrictions on our right to declare dividends or on other aspects of our business.

We May Not Be Successful in Defending Our Proprietary Rights. Our commercial success depends partly upon our trade secrets, know-how, trademarks, patents and other proprietary rights. We actively seek patent protection for our proprietary technology in the United States and internationally, but we cannot assure investors that third parties will not challenge our patents or that they will not be invalidated or designed around or that they will provide a commercially significant level of protection. We cannot assure investors that any pending patent applications or applications filed in the future will result in a patent being issued to us. Furthermore, once issued, a patent is not always valid or enforceable, and a patent holder may still infringe the patent rights of others. If our key patents are invalidated or expire, this could lead to increased competition and would adversely affect our business. In addition, we may be found to have infringed the proprietary rights of others or may be required to respond to patent infringement claims and may have to litigate to determine the priority of inventions. We are in the middle of such litigation at this time. Litigation may be necessary to enforce our patents, trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. It would be a substantial expense to our business and a diversion of our personnel's time and effort to defend and prosecute intellectual property suits and related legal and administrative proceedings. A determination against us could be very costly and/or require us to seek licenses from third parties which may not be available on commercially reasonable terms, if at all. Furthermore, we cannot assure investors that we will be able to maintain the confidentiality of our trade secrets or know-how or that others may not develop or acquire trade secrets or know-how that are similar to ours.

We Compete Against Larger, Stronger Entities That Sell More Established Blood Analysis Products. Our success depends on our ability to establish and maintain a competitive position in the blood analysis market. We expect that manufacturers of conventional blood analysis products used in clinical laboratories will compete intensely to maintain their markets and revenues. Some of these manufacturers currently offer products which many perceive to be less expensive to operate and which include a broader range of tests than the products we offer and expect to offer. We cannot assure investors that competitive pressures will not result in price reductions of our products, which could adversely affect our profitability. In addition, health care providers may choose to maintain their current method of blood testing. We also face competition from manufacturers of other blood analyzers intended for point-of-care use. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than ours. Our products may become obsolete or non-competitive if rapid technological changes or developments occur. We may need to make substantial investments in and commit significant resources to product improvement and development in order to stay competitive and successfully introduce new products. We cannot assure investors that we will have the resources necessary to make such investments. If we do have the required resources, we cannot assure investors that we will be able to respond adequately to technological or market changes.

We Depend On Key Members Of Our Staff And Must Retain And Recruit Qualified Individuals If We Are To Be Competitive. Our success depends on our ability to attract and retain certain scientific, technical, regulatory and managerial personnel. If we lose key personnel, it could have a materially adverse effect on our business. Competition for qualified personnel is intense and we cannot assure investors that we will be successful in recruiting or retaining such personnel in the future.

Risks Associated With Our International Business. In recent years, we have experienced substantial sales growth in international markets and expect to continue to expand our product distribution internationally. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, and potentially adverse tax consequences. In addition, it may be difficult for us to enforce and collect receivables through a foreign country's legal system and to protect our intellectual property in foreign countries. International sales are invoiced and settled in U.S. dollars. However, the cartridge transfer price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies. This is because the international cartridge transfer price is set based on the price paid by customers in local currencies. When the values of foreign currencies change with respect to the U.S. dollar, the transfer price changes due to the foreign exchange conversion of local currency prices. Transfer price reductions are limited, however, by guaranteed minimum transfer prices established for each cartridge. We cannot assure investors that one or more of these factors will not have a material and adverse effect on our international business opportunities.

Antitakeover Provisions. Our Certificate of Incorporation and Bylaws, Stockholder Rights Plan, and our agreements with Abbott contain provisions which may have the effect of delaying, deferring or preventing a change in control of the Company without further action by our stockholders. In addition, certain of these provisions may discourage bids for the Common Stock, may adversely affect the market price of the Common Stock, and may affect the voting and other rights of holders of Common Stock and may discourage takeover attempts not first approved by the Board of Directors (including takeovers which certain stockholders may deem to be in their best interests). We will be subject to
Section 203 of the Delaware General Corporate Law which generally imposes restrictions upon certain acquirers and their affiliates and associates of 15% or more of our Common Stock.

Management and Significant Shareholders Can Exercise Influence Over the Company. As of March 20, 2000, directors, executive officers and principal shareholders of the Company, including Abbott, beneficially owned approximately 38% of our outstanding voting securities. As a result, these shareholders, individually and/or acting together may be able to influence the outcome of shareholder votes. Examples of shareholder votes include those for the election of directors, changes in our Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale or all or substantially all of our assets. In addition, if we receive an offer for our voting securities or assets, we must provide Abbott notice of this offer. Furthermore, our exclusive distribution arrangement with Abbott and our licensing arrangement with HP could discourage a third party from making any such offer.

The Company's Stock Price Is Volatile And Investing In Our Common Stock Involves A High Degree Of Risk. The market price of our Common Stock has fluctuated significantly and as a result, it has been described as "volatile." Future announcements concerning the Company or its competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of our Common Stock. In addition, Abbott has the right to request under the Securities Act of 1933, as amended, that we register the 2,000,000 shares of Common Stock it beneficially owns for public sale. If we registered these shares, they would become freely tradeable, although subject to certain restrictions and certain rights of first refusal. In addition, Abbott's 2,000,000 shares may be freely tradeable without registration, although subject to certain volume and other limitations of Rule 144 under the Securities Act of 1933, as amended, and certain other restrictions and rights of first refusal. Sales of these shares, either upon their registration or under Rule 144, could also significantly impact the market price of our Common Stock. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations, which may adversely affect the market price of our Common Stock. Some of these fluctuations have particularly affected high technology companies and they have often been unrelated to the operating performance of such companies. In addition, general economic, political and market conditions may also adversely affect the market price of our Common Stock. We cannot assure investors that the trading price of our Common Stock will remain at or near its current level.

Item 2. Properties

The Company's principal manufacturing facilities are located in Kanata, Ontario, Canada, where it leases a 53,537 square foot building for a term expiring in February 2004. The Company also leases 26,475 square feet in an adjoining building for a term expiring in February 2004, subject to, at the Company's option, renewal for one five-year term. The Company also leases executive offices in East Windsor, New Jersey, where it occupies a 37,474 square-foot facility. The East Windsor lease expires in September 2003, subject to, at the Company's option, renewal for one five-year term.

Item 3.  Legal Proceedings

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the patent and the fact that the Company does not literally infringe), but remanded the case back to the District Court with instructions to reconsider whether the Company's device is the equivalent of the patented device and therefore infringes under the "doctrine of equivalents." The Company has submitted to the Court a motion for summary judgment in its favor on the "doctrine of equivalents," and oral argument on this motion has been set for late Spring 2000. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. The plaintiffs have appealed and on August 10,1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Company appealed the reversal and the New Jersey Supreme Court has granted a hearing certification of the appeal, but no date has yet been set for such hearing. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

The Company is a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The Court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. The plaintiff has admitted that the Company does not literally infringe and is only pursuing infringement under the doctrine of equivalents. In February 2000, the Court denied the Company's motion for summary judgment on the basis that there remained certain factual issues to be decided, and the Company is awaiting the Court's decision on its motion to reconsider that denial. If the plaintiff should prevail in this matter, it could have a material and adverse impact on the financial position, results of operation and cash flows of the Company.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

                               EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are as follows:

William P. Moffitt
Age 53. Mr. Moffitt is the President and Chief Executive Officer of the Company. He has held various offices since he joined the Company as Executive Vice President in July 1989. He has served as Chief Executive Officer of the Company since February 1993, as President since November 1991 and as a director since May 1990. From 1985 to 1989, Mr. Moffitt was President of the Physician Diagnostics Division of Baxter Healthcare Corp., a diversified health care company. Mr. Moffitt holds a B.S. from Duke University.

Noah J. Kroloff
Age 37. Mr. Kroloff is the Vice President of International Sales and Marketing and Corporate Development. He joined the Company in May 1994. From September 1990 to May 1994, he was a manager at McKinsey & Company, a leading management consulting firm, where he specialized in international alliances among medical products companies. Prior to joining McKinsey, he served in consulting and business development roles for several biotechnology companies and for Merck & Co., Inc. Mr. Kroloff holds an M.B.A. in finance and marketing from the MIT Sloan School of Management and a B.A. in general science from Brandeis University.

Roger J. Mason
Age 51. Mr. Mason has served as Vice President of Finance, Treasurer and Chief Financial Officer since he joined the Company in July 1996. From October 1994 to June 1996, he was Vice President, Finance and Treasurer, and Chief Financial Officer at Concurrent Computer Corporation, a publicly held, leading worldwide supplier of networked and distributed, high performance, real time, fault-tolerant computing systems. From April 1991 to October 1994, Mr. Mason served as Chief Financial Officer and Treasurer at Integral Peripherals Inc., a disk drive manufacturer. From 1981 to 1991, he held senior executive positions at Maxtor Corporation, a publicly held disk drive manufacturer, MiniScribe Corporation, a publicly held disk drive manufacturer whose assets were acquired by Maxtor Corporation, and Ironstone Group, Inc., a publicly held holding company. His experience also includes public accounting with Coopers & Lybrand and Honey, Perriam & Company. He is a fellow of the Institute of Chartered Accountants in England and Wales.

Michael P. Zelin
Age 39. Mr. Zelin has served as Senior Vice President, Research and Development, since February 1999. From March 1992 to January 1999, he was Vice President of Systems Development. Since joining the Company in February 1986 he has held various technical positions including Manager and Director of Systems Engineering, and has contributed to nine of the Company's U.S. patents or patents pending.

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


1999                                                    High             Low
--------------------------------------------------------------------------------
First Quarter....................................    $   12.25       $    7.25
Second Quarter...................................    $   11.25       $    8.13
Third Quarter....................................    $   13.13       $    7.69
Fourth Quarter...................................    $   16.63       $   11.31

1998                                                    High             Low
--------------------------------------------------------------------------------
First Quarter....................................    $   21.00       $   12.80
Second Quarter...................................    $   14.75       $    6.63
Third Quarter....................................    $   14.00       $    6.38
Fourth Quarter...................................    $    9.75       $    5.38

Holders

There were approximately 459 registered holders of the Company's Common Stock of record as of March 20, 2000.

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

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company. The consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere in this Report. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.


In thousands of dollars, except share and per share data                      Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                     1999            1998            1997            1996           1995
Statement of Operations Data:
Net revenues .............................   $     45,225    $     39,101    $     37,840    $     30,330    $     20,102
Cost of sales ............................         36,401          30,664          30,962          26,291          22,013
Operating expenses:
Research and development .................          7,506           7,281           6,721           5,780           5,664
General and administrative ...............          7,264           7,152           5,761           5,778           4,937
Sales and marketing ......................          8,293          12,956          13,020          11,991          11,506
Consolidation of operations ..............             70           1,115              --              --              --
Other income, net ........................          1,507           1,672           1,651           2,054           1,010
Net loss .................................        (12,802)        (18,395)        (16,973)        (17,456)        (23,008)
Basic and diluted net loss per share .....         ($0.73)         ($1.15)         ($1.17)         ($1.31)         ($1.90)
Shares used in computing basic and diluted
net loss per share .......................     17,614,595      16,050,877      14,497,530      13,321,603      12,122,089

In thousands of dollars                                                       As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                     1999            1998            1997            1996           1995
Balance Sheet Data:
Cash, cash equivalents
and short-term investments ...............   $     25,575    $     38,390    $     32,914    $     28,417    $     49,519
Working capital ..........................         31,958          44,605          38,697          33,056          55,426
Total assets .............................         58,124          68,906          59,170          55,365          74,050
Accumulated deficit ......................       (189,470)       (176,668)       (158,273)       (141,300)       (123,844)
Total stockholders' equity ...............   $     44,663    $     54,660    $     53,045    $     46,834    $     63,594

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

The Company was incorporated in Delaware in 1983 and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic information at the point of patient care. The Company's current products, known as the i-STAT System(R), consist of portable, hand-held analyzers and single-use disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving.

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothombin time ("PT"). The Company is also studying the development of cardiac marker tests. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product.

Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott which, among other things, has altered significantly the manner in which the Company markets and sells its products worldwide. The majority of the Company's revenues are now derived from Abbott. Please see "Long-Term Sales and Marketing Alliance with Abbott Laboratories" for a description of the Company's agreements with Abbott.

Results of Operations

The Company generated revenues of approximately $45.2 million, $39.1 million and $37.8 million in 1999, 1998 and 1997, including international revenues (as a percentage of worldwide revenues) of $13.8 million (30.5%), $9.8 million (25.1%) and $12.5 million (33.1%), respectively. International revenues for 1997 include deferred Japanese revenue which has been amortized to revenue at the rate of approximately $3.1 million. The deferred Japanese revenue was fully amortized to revenue during December 1997, when the period of exclusivity under the Company's agreements with its Japanese partners expired. The Company also received a one-time milestone payment of $0.9 million, net, from its Japanese marketing partners during the fourth quarter of 1997 for the development of the Company's creatinine product. Sales to its Japanese marketing partners represented approximately 10.2%, 9.7% and 21.0% of the Company's worldwide revenues (including deferred revenue and the milestone payment in 1997) for 1999, 1998 and 1997, respectively.

The $6.1 million (15.7%) increase in revenues from 1998 to 1999 was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital users in the U.S. and internationally. Worldwide cartridge shipments increased 31.3% to 7,941,115 units in 1999 from 6,046,825 units in 1998.
Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.66 to $3.84 per cartridge in the same periods. For the foreseeable future, cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements applicable under the strategic alliance between the Company and Abbott. See "Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". The increase in revenues in the 1999 period also includes approximately $2,418,000 from Abbott (the "Abbott Reimbursements") to fund certain research and development and marketing expenses. The $1.3 million (3.3%) increase in revenues from 1997 to 1998 was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital users in the U.S. and internationally. Worldwide cartridge shipments increased 32.8% to 6,046,825 units from 4,551,743 units for the twelve months ended December 31, 1998 and 1997, respectively. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $5.25 to $4.66 per cartridge in the same periods. The increase in revenues in 1998 was also partially offset by the absence of deferred revenue and a one-time milestone payment from the Company's Japanese marketing partner, totaling $4.0 million in 1997.

The manufacturing costs associated with product sales in 1999, 1998 and 1997 were approximately $36.4 million, $30.7million and $31.0 million, respectively. This resulted in a gross profit (as a percentage of sales) of approximately $8.8 million (19.5%), $8.4 million (21.6%) and $6.9 million (18.2%) in 1999, 1998 and
1997, respectively. The improvement in gross profit each year was primarily due to increased shipment volume of the Company's cartridges and improvements in manufacturing productivity and yields, and, in 1999, the Abbott Reimbursements. The increase in gross profit in 1999 was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangement between the Company and Abbott. Gross profit in 1999 was also reduced by manufacturing process problems. The Company took a charge in the second and third quarters totaling $2.1 million to write-off inventory caused by quality problems with tape gasket material supplied by a vendor. The Company did generate higher than normal manufacturing efficiency gains in the third quarter in rebuilding its inventory which had a favorable and partially offsetting impact on gross margin. The Company experienced a second problem in the fourth quarter also caused by defective tape from its tape supplier which resulted in a write-off of approximately $0.9 million of work-in-process inventory and a reduced level of production. The Company is in the process of certifying an additional tape gasket vendor to minimize any potential supply interruption issues. The Company operated at a significantly reduced level of production during the first quarter of 2000 due to the component supply issue, and as a result it is anticipated that revenues, gross margin and net loss will be negatively affected in the first quarter of 2000. The Japanese deferred revenue and milestone payment totaling $4.0 million contributed to the gross margin improvement in 1997.

The Company incurred research and development costs (as a percentage of sales) of approximately $7.5 million (16.6%), $7.3 million (18.6%) and $6.7 million (17.8%) in 1999, 1998 and 1997, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for coagulation, one of which, Celite(R) ACT (activated clotting time), received Food and Drug Administration clearance to market in early 2000. The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott product. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs. Some portion of these expenditures may be funded by Abbott. See "Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories". Abbott Reimbursements of $1,762,000 and $110,000 are included in net revenues in 1999 and 1998, respectively.

The Company incurred general and administrative expenses (as a percentage of sales) of approximately $7.3 million (16.1%), $7.2 million (18.3%) and $5.8 million (15.2%) in 1999, 1998 and 1997, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure.

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company relocated its cartridge assembly operation from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and the Company completed the relocation in April 1999. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations formerly located in the Company's Plainsboro, New Jersey facility were relocated to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expired in February 1999, and miscellaneous costs was approximately $1.1 million. The charge to earnings in 1998 comprises approximately $1.0 million for severance and retention payments, and approximately $0.1 million for lease costs in respect of the unoccupied Plainsboro facility and other expenses associated with the move to the East Windsor facility. An additional charge to earnings of approximately $0.1 million occurred in 1999. Retention payments are charged to expense over the retention period.

The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $8.3 million (18.3%), $13.0 million (33.1%) and $13.0 million (34.4%) in 1999, 1998 and 1997, respectively, consisting primarily of salaries, commissions, benefits, travel and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. Sales and marketing expenses in 1998 include approximately $483,000 for severance and retention bonus amounts payable to the Company's sales representatives and sales management personnel. The employment of the majority of the Company's sales representatives was terminated on December 31, 1998, in connection with the Distribution Agreement with Abbott. Sales and marketing expenses decreased in 1999 as a result of the Distribution Agreement with Abbott. In addition, in connection with this agreement, YTD Abbott Reimbursements of $657,000 and $0 are included in net revenues in 1999 and 1998, respectively. See "Long-Term Sales, Marketing and Research Alliance with Abbott Laboratories".

Investment income was approximately $1.5 million, $1.7 million and $1.6 million in 1999, 1998 and 1997, respectively. The changes in investment income primarily reflect changes in the level of cash and cash equivalent balances. Interest income is expected to decline in the near future as cash and cash equivalent balances decline.

Net loss in 1999 decreased to approximately $12.8 million or $0.73 per share, from $18.4 million or $1.15 per share in 1998, and $17.0 million or $1.17 per share in 1997. The weighted average number of shares used in computing basic and diluted net loss per share was 17.61 million, 16.05 million and 14.50 million in 1999, 1998 and 1997, respectively. The increases in the weighted average number of shares primarily reflect the private placement of 1.85 million shares of Common Stock in June 1997 and the issuance of 2 million shares of Common Stock to Abbott in September 1998.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash and cash equivalents of approximately $25.6 million, a decline of approximately $12.8 million from the December 31, 1998 balance of approximately $38.4 million. The decrease primarily reflects approximately $6.2 million of cash used in operating activities and equipment purchases of approximately $6.4 million during the year ended 1999. Working capital decreased by approximately $12.7 million from $44.6 million to $31.9 million during the same period, primarily reflecting the decrease in cash and cash equivalents. Changes in working capital during the year ended December 31, 1999, also reflect a reduction of approximately $0.5 million in accounts receivable, offset by an increase of approximately $1.1 million in accounts receivable from related parties, which primarily reflects the majority of the Company's revenues now being derived from Abbott, and a decrease of approximately $1.5 million in accrued expenses, which primarily reflects the payment of accrued retention bonuses and severance payments and other accrued expenses in 1999. Changes in working capital during the year ended December 31, 1999, also reflect an increase of approximately $1.0 million in deferred revenue, which reflects the receipt of $4.0 million from Abbott in January 1999, representing the second installment of prepayments for guaranteed future incremental cartridge sales, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated. The Company expects its existing funds from operations to continue to decline until its revenues are sufficient to support its growth, but, together with payments due from Abbott in respect of guaranteed future incremental cartridge sales (a further $10.8 million was received in January 2000), to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

At December 31, 1999, the Company had available for Federal income tax purposes net operating loss carry forwards of approximately $151 million, which expire in varying amounts through 2019. The timing and manner in which the operating loss carry forwards may be utilized in any year by the Company will be limited by
Section 382 of the Internal Revenue Code.

International sales are invoiced and settled in U.S. dollars. However, the cartridge transfer price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies. This is because the international cartridge transfer price is set based on the price paid by customers in local currencies. When the value of foreign currencies change with respect to the U.S. dollar, the transfer price changes due to the foreign exchange conversion of local currency prices. Transfer price reductions are limited, however, by guaranteed minimum transfer prices established for each cartridge.

Cartridge production is conducted in Canada. Most manufacturing labor and overhead costs are incurred in Canadian currency funded by U.S. dollar transfers from the United States each week, while most raw material purchases are in U.S. dollars. In 1999, the accumulated other comprehensive loss related to foreign currency translation decreased by approximately $0.6 million to approximately ($0.7) million, and reflects the adjustment to translate the Canadian subsidiary's balance sheet to U.S. dollars at the December 31, 1999 exchange rate.

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

Under the Distribution Agreement, Abbott has become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments will be repaid by the Company to Abbott as a credit against actual incremental product sales. The first prepayment of $5,000,000 was received on September 2, 1998, and is carried on the consolidated balance sheet as deferred revenue from related parties, non-current, at December 31, 1999 and 1998. A second prepayment of $4,000,000 was received in January 1999 and the unamortized revenue of $1,012,000 is included in deferred revenue-current at December 31, 1999. A third prepayment of $10.8 million was received in January 2000. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott.

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

Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. In connection with this agreement, Abbott Reimbursements of $1,762,000 and $110,000 are included in net revenues in 1999 and 1998, respectively. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

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

The objective of the Abbott alliance is to strengthen the Company's product marketing and distribution capability and accelerate the development of new products. Because the alliance is still at an early implementation stage, it is difficult at this time for the Company to predict, within a reasonable degree of certainty, the likely impact of the alliance upon its operations, particularly in the long-term. The Company has reduced its sales and marketing expenses as Abbott assumes principal responsibility for many of the Company's marketing and sales activities.

Year 2000 Issues

The Company completed its program to address its potential Y2K issues prior to December 31, 1999 and experienced no disruption of operations from Y2K related problems on January 1, 2000 or during the first months of 2000. The costs directly associated with the Company's Y2K remediation efforts totaled approximately $200,000, mostly in the form of management time.

Although all systems and equipment are Y2K compliant and no disruptions to the Company's operations have been experienced to date, the Company will continue to monitor its internal systems and equipment and third party relationships for any Y2K related problems that might develop. The Company does not expect any problems to develop that would have a material effect on the Company's operations or results.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

All statements contained in this management's discussion and analysis of financial condition and results of operation other than statements of historical financial information, are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward-looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, those listed in "Factors That May Affect Future Results", in Item 1 of this Annual Report on Form 10-K, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

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

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Election of Directors" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is included under the caption "Executive Compensation" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders" and "Election of Directors" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption "Certain Transactions" of the Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

(1) Financial Statements--The following are included in Item 8:
                                                                            Page

Report of Independent Accountants.............................................24

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1999.............................25

Consolidated Balance Sheets at December 31, 1999 and 1998.....................26

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 1999.............27

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 1999.............................28

Notes to Consolidated Financial Statements....................................29

(2) Financial Statement Schedules--The following are included in Item 14(d):

Report of Independent Accountants.............................................42

Schedule II--Valuation and Qualifying Accounts................................43

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

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted. Commission File No. 0-19841) and are hereby made a part of this Report.

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

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted. Commission File No. 0-19841) and are hereby made a part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

Exhibit No.       Description

(10.41) Lease Agreement, dated July 16, 1998, between Brandywine Operating Partnership L.P. and Registration (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.42) Common Stock Purchase Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.43) Standstill Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.44) Form of Registration Rights Agreement entered into by Registrant and Abbott Laboratories on September 2, 1998 (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.45) Marketing and Distribution Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.46) Funded Research & Development and License Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.48)**         Form of Director Non-Statutory Stock Option Agreement

(10.49) Lease Agreement dated August 27, 1998, between Urigold Holdings Ltd. and the Registrant (Form 10-K for the fiscal year ended December 31, 1998)*

(10.50)**         i-STAT Corporation Equity Incentive Plan, as amended

(10.51)**         Form of Executive Officer Restricted Share Agreement under
                  Equity Incentive Plan (Form 10-Q for fiscal quarter ended
                  March 31, 1999)*

(10.52)**         Form of Restricted Share Award Agreement with President and
                  Chief Executive Officer (Form 10-Q for fiscal quarter ended
                  March 31, 1999)*

(10.53)           Consulting Agreement between the Registrant and Imants R.
                  Lauks dated as of September 1, 1999

(10.54)**         Form of Director Restricted Share Award Agreement

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

(27)              Financial Data Schedule

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted. Commission File No. 0-19841) and are hereby made a part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                               i-STAT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Description                                                                 Page

Report of Independent Accountants.............................................24

Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999.........................................25

Consolidated Balance Sheets as of December 31, 1999 and 1998..................26

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 1999.............27

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999.........................................28

Notes to Consolidated Financial Statements....................................29

                        Report of Independent Accountants

To the Board of Directors and Stockholders of i-STAT Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of i-STAT Corporation and its subsidiary (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 31, 2000, except for the last
paragraph in Note 11 as to which
the date is March 16, 2000
                               i-STAT Corporation
                      Consolidated Statements of Operations

In thousands of dollars, except share and per share data                                For the Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         1999            1998            1997
Net Revenues:
  Related party sales ..........................................................   $     35,456    $      7,617    $      2,897
  Third party sales ............................................................          7,351          31,374          34,943
  Other related party revenues .................................................          2,418             110              --
                                                                                   --------------------------------------------
    Total net revenues .........................................................         45,225          39,101          37,840
Cost of sales ..................................................................         36,401          30,664          30,962
                                                                                   --------------------------------------------
  Gross profit .................................................................          8,824           8,437           6,878
Operating expenses:
  Research and development .....................................................          7,506           7,281           6,721
  General and administrative ...................................................          7,264           7,152           5,761
  Consolidation of operations ..................................................             70           1,115              --
  Sales and marketing ..........................................................          8,293          12,956          13,020
                                                                                   --------------------------------------------
    Total operating expenses ...................................................         23,133          28,504          25,502
                                                                                   --------------------------------------------
      Operating loss ...........................................................        (14,309)        (20,067)        (18,624)
Other income (expense):
  Investment income ............................................................          1,507           1,694           1,612
  Other ........................................................................             --             (22)             39
                                                                                   --------------------------------------------
    Other income (expense), net ................................................          1,507           1,672           1,651
Net loss .......................................................................      ($12,802)        ($18,395)       ($16,973)
                                                                                   --------------------------------------------
Basic and diluted net loss per share............................................         ($0.73)         ($1.15)         ($1.17)
                                                                                   ============================================
Shares used in computing basic and diluted
net loss per share .............................................................     17,614,595      16,050,877      14,497,530
                                                                                   ============================================

The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT Corporation
                           Consolidated Balance Sheets

In thousands of dollars, except share and per share data                                  December 31,
----------------------------------------------------------------------------------------------------------
                                                                                       1999         1998
Assets
Current assets:
  Cash and cash equivalents .....................................................   $  25,575    $  38,390
  Accounts receivable, net of reserve for doubtful accounts of $128
    in 1999 and $190 in 1998 ....................................................         413        2,849
  Accounts receivable from related parties ......................................       4,185        2,843
  Inventories (Note 2) ..........................................................       8,886        8,296
  Prepaid expenses and other current assets .....................................       1,185        1,473
                                                                                    ----------------------
    Total current assets ........................................................      40,244       53,851
Plant and equipment, net (Note 3) ...............................................      15,936       13,336
Intangible assets, net (Note 4) .................................................       1,501        1,344
Other assets ....................................................................         443          375
                                                                                    ----------------------
    Total assets ................................................................   $  58,124    $  68,906
                                                                                    ======================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ..............................................................   $   2,269    $   2,684
  Accrued expenses (Note 5) .....................................................       4,453        6,003
  Deferred revenue (inclusive of related party deferred revenue of
      $1,545 in 1999 and $407 in 1998) .........................................        1,564          559
                                                                                    ----------------------
    Total current liabilities .................................................         8,286        9,246
                                                                                    ----------------------
Deferred revenue from related party, non-current ................................       5,175        5,000
                                                                                    ----------------------
    Total liabilities .........................................................        13,461       14,246
                                                                                    ----------------------
Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, $.10 par value, shares authorized 7,000,000:
    Series A Junior Participating Preferred Stock, $.10 par value,
      1,500,000 shares authorized; none issued at December 31, 1999
      and December 31, 1998 .....................................................          --           --
    Series B Preferred Stock, $.10 par value, 2,138,702 shares authorized, issued
      and outstanding at December 31, 1999 and December 31, 1998 ................         214          214
  Common Stock, $.15 par value, shares authorized 25,000,000:
      shares issued and outstanding 15,761,630 at December 31, 1999
      and 15,308,995 at December 31, 1998 .......................................       2,364        2,296
  Additional paid-in capital ..................................................       234,487      230,328
  Unearned compensation .......................................................        (1,547)        (169)
  Loan to officer, net ........................................................          (716)          --
  Accumulated deficit .........................................................      (189,470)    (176,668)
  Accumulated other comprehensive loss ........................................          (669)      (1,341)
                                                                                    ----------------------
      Total stockholders' equity ..............................................        44,663       54,660
                                                                                    ----------------------
      Total liabilities and stockholders' equity ................................   $  58,124    $  68,906
                                                                                    ======================

The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT Corporation
           Consolidated Statements of Changes in Stockholders' Equity

                                       Preferred
                                         Stock                Common Stock
                                       ---------    -------------------------------------------                        Accumulated
                                                                                                                          Other
In thousands of dollars,                                                  Additional              Unearned               Compre-
except share and per                      Par       Number         Par     Paid-in     Treasury    Compen-     Loan to   hensive
share data                               Value     of Shares      Value    Capital      Stock      sation      Officer    Loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 ..........    $214     11,215,214     $1,682   $186,434        $--       ($19)         $--     ($177)
Net loss for 1997 ...................
Other comprehensive loss
  on foreign currency
  translation adjustments ...........                                                                                      (100)
       Total comprehensive loss ......
Shares issued at $525 to
  $23.125 per share under
  the 1985 Stock Option
  Plan (Note 9) .....................                127,613         19        426
Private placement of
  Common Stock ......................              1,850,000        278     22,555
Restricted Stock issued
  at $16.875 per share ..............                 10,700          2        179                  (181)
Amortization of unearned
  compensation related to
  options and Restricted Stock ......                                                                 19
Purchase of Treasury Stock ..........                                                     (13)
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1997 ..........     214     13,203,527      1,981    209,594        (13)      (181)          --      (277)
Net loss for 1998....................
Other comprehensive loss
  on foreign currency
  translation adjustments ...........                                                                                    (1,064)
       Total comprehensive loss .....
Shares issued at $1.50
  to $12.625 per share
  under the 1985 Stock
  Option Plan (Note 9) ..............                 90,260         13        149
Private placement of Common Stock ...              2,000,000        300     20,341
Restricted Stock issued
  at $15.938 per share ..............                    750                    12                   (12)
Restricted Stock issued
  at $16.438 per share ..............                  3,000                    49                   (49)
Restricted Stock issued
  at $16.50 per share ...............                 12,000          2        196                  (198)
Amortization of unearned
  compensation related to
  Restricted Stock ..................                                                                271
Retirement of Treasury
  Stock .............................                   (542)                  (13)        13
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1998 ..........     214     15,308,995      2,296    230,328         --       (169)          --    (1,341)
Net loss for 1999 ...................
Other comprehensive gain
  on foreign currency
  translation adjustments ...........                                                                                       672
       Total comprehensive loss .....
Shares issued at $1.50
  to $10.50 per share
  under the 1985 Stock
  Option Plan (Note 9) ..............                125,132         19        857
Restricted Stock issued
  at $8.875 per share ...............                310,000         47      2,704                (2,751)
Restricted Stock issued
  at $9.25 per share ................                 14,412          2        131                  (133)
Restricted Stock issued
  at $9.75 per share ................                  3,091                    30                   (30)
Compensation related to
  options issued ....................                                          437                  (479)
Amortization of unearned
  compensation related to
  options and Restricted
  Stock .............................                                                              2,015
Loan to Officer .....................                                                                            (716)
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1999 ..........     $214    15,761,630     $2,364   $234,487        $--    ($1,547)       ($716)    ($669)
                                        ==========================================================================================


                                                         Total
In thousands of dollars,                                Stock-
except share and per                     Accumulated    holders'
share data                                 Deficit      Equity
-----------------------------------------------------------------
Balance, December 31, 1996 ..........   ($141,300)     $46,834
Net loss for 1997 ...................     (16,973)
Other comprehensive loss                -----------
  on foreign currency
  translation adjustments ...........
      Total comprehensive loss ......                  (17,073)
Shares issued at $525 to
  $23.125 per share under
  the 1985 Stock Option
  Plan (Note 9) .....................                      445
Private placement of
  Common Stock ......................                   22,833
Restricted Stock issued
  at $16.875 per share ..............
Amortization of unearned
  compensation related to
  options and Restricted Stock ......                       19
Purchase of Treasury Stock ..........                      (13)
                                       --------------------------
Balance, December 31, 1997 ..........     (158,273)     53,045
Net loss for 1998 ...................      (18,395)
Other comprehensive loss
  on foreign currency
  translation adjustments ...........
       Total comprehensive loss .....                  (19,459)
Shares issued at $1.50
  to $12.625 per share
  under the 1985 Stock
  Option Plan (Note 9) ..............                      162
Private placement of
  Common Stock ......................                   20,641
Restricted Stock issued
  at $15.938 per share ..............
Restricted Stock issued
  at $16.438 per share ..............
Restricted Stock issued
  at $16.50 per share ...............
Amortization of unearned
  compensation related to
  Restricted Stock ..................                      271
Retirement of Treasury
  Stock .............................
                                       --------------------------
Balance, December 31, 1998 ..........     (176,668)     54,660
Net loss for 1999 ...................      (12,802)
Other comprehensive gain
  on foreign currency
  translation adjustments ...........
       Total comprehensive loss .....                  (12,130)
Shares issued at $1.50
  to $10.50 per share
  under the 1985 Stock
  Option Plan (Note 9) ..............                      876
Restricted Stock issued
  at $8.875 per share ...............
Restricted Stock issued
  at $9.25 per share ................
Restricted Stock issued
  at $9.75 per share ................
Compensation related to
  options issued ....................                      (42)
Amortization of unearned
  compensation related to
  options and Restricted
  Stock .............................                    2,015
Loan to Officer .....................                     (716)
                                       --------------------------
Balance, December 31, 1999 ..........    ($189,470)    $44,663
                                       ==========================

The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT Corporation
                      Consolidated Statements of Cash Flows

In thousands of dollars, except share and per share data                          For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   1999       1998        1997
Cash flows from operating activities:
  Net loss ..................................................................   ($12,802)   ($18,395)   ($16,973)
  Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................      4,362       4,591       3,878
    Accounts receivable provision ...........................................         --         103          53
    Gains on disposal of equipment ..........................................         (4)         --         (27)
    Amortization of deferred revenue ........................................     (4,013)       (218)     (3,022)
    Expense related to restricted stock and options..........................      2,015         271          19
Change in assets and liabilities:
  Accounts receivable .......................................................      2,436       1,875           1
  Accounts receivable from related parties...................................     (1,342)     (2,464)       (312)
  Inventories ...............................................................       (325)     (2,596)      1,340
  Prepaid expenses and other current assets..................................         98        (660)        180
  Accounts payable ..........................................................       (486)        568         476
  Accrued expenses ..........................................................     (1,648)      2,321         140
  Restricted cash, letter of credit .........................................        147        (219)        158
  Deferred revenue ..........................................................      5,193       5,559          --
                                                                               ---------------------------------
    Net cash used in operating activities ...................................     (6,369)     (9,264)    (14,089)
                                                                               ---------------------------------
Cash flows from investing activities:
  Purchases of investments ..................................................         --          --     (22,976)
  Sales of investments ......................................................         --          --      22,976
  Purchase of equipment .....................................................     (6,250)     (5,925)     (4,376)
  Cost of intangible assets .................................................       (294)       (193)       (259)
  Proceeds from sale of equipment ...........................................         20          --          56
                                                                               ---------------------------------
    Net cash used in investing activities ...................................     (6,524)     (6,118)     (4,579)
                                                                               ---------------------------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock ....................................        834         162         445
  Net proceeds from private placement of Common Stock .......................         --      20,641      22,833
  Retirement (purchase) of Treasury Stock ...................................         --          13         (13)
  Loan to officer ...........................................................       (716)         --          --
  Other .....................................................................         --          29          --
                                                                               ---------------------------------
    Net cash provided by financing activities ...............................        118      20,845      23,265
                                                                               ---------------------------------

Effect of currency exchange rate changes on cash ............................        (40)         13        (100)
                                                                               ---------------------------------
  Net increase (decrease) in cash and cash equivalents ......................    (12,815)      5,476       4,497
  Cash and cash equivalents at beginning of year ............................     38,390      32,914      28,417
                                                                               ---------------------------------
  Cash and cash equivalents at end of year ..................................   $ 25,575    $ 38,390    $ 32,914
                                                                               =================================
Supplemental disclosure of cash flow information:
  Cash paid for income taxes ................................................         --          --          --
                                                                               =================================
Supplemental disclosures of cash flow information
and non cash investing and financing activities:
  Equipment purchases included in accounts payable at year end ..............   $    276    $    181    $     33
                                                                               =================================

The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of i-STAT Corporation and i-STAT Canada Limited, collectively known as i-STAT or the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. Since November 1998, the Company's products are marketed and distributed principally to hospitals by Abbott Laboratories ("Abbott") in connection with the Company's long-term sales and marketing alliance (see Note
12).

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

Plant and Equipment

Plant and equipment are stated at cost and are depreciated on a straight-line basis over their useful lives which are estimated to be three to five years. Leasehold improvements are amortized over five years or the term of the lease, whichever is less. The cost of major additions and betterments are capitalized; maintenance and repairs which do not improve or extend the life of the respective assets are charged to expenses as incurred. When depreciable assets are retired or sold the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

Patents, Licenses and Trademarks

Costs to obtain and maintain patents, licenses and trademarks are capitalized and amortized on a straight-line basis over their estimated useful lives or a period of 17 years, whichever is shorter. The Company reviews these items on a regular basis for realization.

Valuation of Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows are less than the carrying value. In that event, a loss is recognized based on the
                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

amount by which the carrying value exceeds the fair market value of long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Unearned Compensation

Unearned compensation related to stock options and Restricted Stock awards is amortized over the period during which the options vest or Restricted Stock awards are earned.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires an asset and liability approach for financial accounting and reporting of income taxes. In addition, deferred income taxes are adjusted for changes in income tax rates. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Revenue Recognition

Revenues are recorded at the time of shipment of products and when title transfers or upon performance of services. Revenues from service contracts are recognized in earnings over the term of the contract.

Basic and Diluted Loss per Share

Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculations since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has not included potential common shares in the diluted per-share computation as the result is antidilutive.

Options to purchase 2,859,497 shares of Common Stock at $1.50 - $32.58 per share, which expire on various dates from February 2000 to October 2009, were outstanding at December 31, 1999. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive earnings. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


(In thousands of dollars)                       1999         1998        1997
--------------------------------------------------------------------------------
 Net loss ...............................    ($12,802)    ($18,395)    ($16,973)
 Other comprehensive income (loss):
    Foreign currency translation ........         672       (1,064)        (100)
                                            ------------------------------------
 Comprehensive loss .....................    ($12,130)    ($19,459)    ($17,073)
                                            ====================================

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

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Concentration of Credit Risk

The Company's significant concentrations of credit risk are with its cash and cash equivalents and accounts receivable. Substantially all the Company's cash and cash equivalents at December 31, 1999 were invested in the securities of a single U.S. Government Agency. Accounts receivable are generally with distributors such as Abbott, Hewlett-Packard Company ("HP") and FUSO, Inc. The Company provides credit to its customers on an unsecured basis after evaluating their credit status.

Segment Information

The Company operates within one business segment comprising the i-STAT System. The i-STAT System consists of a portable handheld analyzer and single-use, disposable cartridges, which are interdependent on one another in the functionality of the system.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flow.

2. Inventories

Inventories consist of the following:


In thousands of dollars                                        December 31,
--------------------------------------------------------------------------------
                                                          1999            1998
Raw materials....................................     $   3,402       $   2,537
Work in process..................................         2,764           3,206
Finished goods...................................         2,720           2,553
                                                    ----------------------------
                                                      $   8,886       $   8,296
                                                    ============================

3. Plant and Equipment

Plant and equipment, net, consists of the following:


In thousands of dollars                                        December 31,
--------------------------------------------------------------------------------
                                                           1999          1998
Equipment loaned to customers....................      $    2,418    $   2,496
Manufacturing equipment..........................          33,100       26,297
Furniture and fixtures...........................           1,092          993
Leasehold improvements...........................           4,087        3,271
                                                    ----------------------------
                                                            40,697       33,057
Less accumulated depreciation and amortization...          (24,761)     (19,721)
                                                    ----------------------------
                                                       $   15,936    $  13,336
                                                    ============================

Depreciation expense was approximately $4,224,000, $4,412,000 and $3,622,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated depreciation and amortization includes accumulated depreciation on loaned equipment of approximately $2,033,000 and $1,532,000 for the years ended December 31, 1999 and 1998, respectively.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Intangible Assets

Intangible assets, net, consist of the following:


In thousands of dollars                                       December 31,
--------------------------------------------------------------------------------
                                                          1999          1998
Patents, licenses and trademarks.....................  $  2,187      $   1,892
Less accumulated amortization........................      (686)          (548)
                                                       -------------------------
                                                       $  1,501      $   1,344
                                                       =========================

Amortization expense was approximately $138,000, $179,000 and $95,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:


In thousands of dollars                                        December 31,
--------------------------------------------------------------------------------
                                                          1999          1998
Retention bonuses and severance....................... $     27      $     680
Accrued management incentive awards...................      601            466
Payroll and withholding taxes.........................      880            905
Professional fees.....................................      383            423
Accrued commissions...................................      276            184
Other.................................................    2,286          3,345
                                                       -------------------------
Total accrued expenses................................ $  4,453      $   6,003
                                                       =========================

6. Leasing Transactions

The Company's leases for its manufacturing facilities in Ontario, Canada expire in February 2004, subject to, at the Company's option, renewal for one five-year term in the 430 Hazeldean Road building. Rent expense for these facilities was approximately $456,000, $368,000 and $342,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's lease for its administrative, marketing and selected research and development facility in Princeton, New Jersey, expired on September 30, 1998. Rent expense for this facility was approximately $379,000 and $490,000 for the years ended December 31, 1998 and 1997, respectively. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The lease expires September 30, 2003, subject, at the Company's option, to one five-year option to renew. Rent expense for this facility was approximately $656,000 and $164,000 for 1999 and 1998, respectively. At December 31, 1999, other assets include $386,000 in restricted cash which acts as collateral for the leasehold improvements made in the facility.

The Company's lease for its assembly facility in Plainsboro, New Jersey expired in February 1999 (the assembly operation was relocated to the Ontario, Canada, location). At December 31, 1998, prepaid expenses and other current assets include $165,000 in restricted cash which acts as collateral for the leasehold improvements made in the facility. Rent expense for this facility was approximately $56,000, $492,000 and $441,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

As of December 31, 1999, future minimum lease payments are as follows:


Year Ending December 31: In thousands of dollars            Operating Leases
--------------------------------------------------------------------------------
2000...................................................     $          1,303
2001...................................................                1,276
2002...................................................                1,241
2003...................................................                1,067
2004...................................................                   96
Thereafter.............................................                   --
                                                            --------------------
Total minimum lease payments...........................     $          4,983
                                                            ====================

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. Preferred Stock

The Company has authorized 7,000,000 shares of Preferred Stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors. In June 1995 the Board designated 1,500,000 shares as Series A Junior Participating Preferred Stock that may be issued in the future in connection with certain shareholder protection measures. Also in June 1995 the Board designated 2,138,702 shares as Series B Preferred Stock (the "Series B Stock"). The Series B Stock is convertible into Common Stock on a 1:1 basis, subject to certain potential adjustments and has substantially the same characteristics as the Common Stock. The Series B Stock was issued to HP at $28.50 per share in July 1995 for net proceeds of approximately $59.2 million. There were 2,138,702 shares of Series B Stock issued and outstanding at December 31, 1999, 1998, and 1997. During 1999, HP transferred its holding of Series B Stock to its subsidiary, Agilent Technologies, Inc. ("Agilent").

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

8. Common Stock Offerings

In September 1998, the Company completed the issuance of 2,000,000 common shares under the Stock Purchase Agreement with Abbott resulting in net proceeds of $20,641,000. In June 1997, the Company completed the issuance of 1,850,000 common shares through a private offering, resulting in net proceeds of $22,832,506. The proceeds of the offerings were used to further implement marketing plans, for product research and development programs and for working capital and other general corporate purposes.

9. Stock Options and Restricted Stock

As incentives to Company personnel and others, the Board of Directors from time to time grants options to purchase shares of the Company's Common Stock. Most options are granted under the 1985 Stock Option Plan or Equity Incentive Plan ("the Plans"). The maximum number of issuable shares of Common Stock is 5,300,000 of which 1,864,642 are available for grant at December 31, 1999. Options under the 1985 Stock Option Plan can be issued until November 26, 2005, and options under the Equity Incentive Plan can be issued until March 31, 2008. The option price generally is based upon the fair market value of the Company's Common Stock at the time of the grant. Unexercised options issued under the Plans expire five to ten years from the date of grant or three months following termination of the optionee's employment, whichever occurs first.

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

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below is a summary of stock option activity for the years 1997, 1998, and 1999:

                                                                                    Weighted             Weighted
                                                                     Options         Average              Average
                                                                     Granted        Exercise            Fair Value
                                                     Options           and          Price per           per Option
                                                   Exercisable     Outstanding        Share               Granted
                                              --------------------------------------------------------------------------
Balance December 31, 1996 .................          746,700                        $  9.79
Balance December 31, 1996 .................                        1,492,199        $ 15.82
Options granted ...........................                          327,523        $ 13.10             $  7.49
Options exercised .........................                         (127,613)      ($  3.49)
Options forfeited .........................                          (54,405)      ($ 19.96)
                                              --------------------------------------------------------------------------

Balance December 31, 1997 .................          937,322                        $ 14.69
Balance December 31, 1997 .................                        1,637,704        $ 16.10
Options granted ...........................                          778,559        $ 15.44             $ 15.27
Options exercised .........................                          (90,260)       $  1.75
Options forfeited .........................                         (184,138)       $ 17.91
Options cancelled .........................                         (824,277)       $ 16.57
Options granted ...........................                          824,277        $  6.12
                                              --------------------------------------------------------------------------

Balance December 31, 1998 .................        1,087,030                        $ 12.71
Balance December 31, 1998 .................                        2,141,865        $ 12.30
Options granted ...........................                        1,070,063        $  9.30             $  9.21
Options exercised .........................                         (125,132)       $  6.99
Options forfeited .........................                         (227,299)       $ 11.77

                                              --------------------------------------------------------------------------
Balance December 31, 1999 .................        1,349,002                        $ 12.19
Balance December 31, 1999 .................                        2,859,497        $ 11.45
                                              ==========================================================================

The weighted average remaining contractual lives of outstanding options at December 31, 1999 was approximately 6.54 years.

The Company applies the provisions of Opinion 25 ("APB 25") and related Interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements in respect to the above plans to the extent required by APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts below:


In thousands of dollars, except per share data                        1999                1998                1997
------------------------------------------------------------------------------------------------------------------------
Pro forma net loss..........................................        ($17,125)           ($22,035)         ($19,426)
Pro forma basic and diluted net loss per share..............          ($0.97)             ($1.37)           ($1.34)

As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of options by the Company. The pro forma additional compensation expense of approximately $4,323,000, $3,640,000 and $2,453,000 for 1999, 1998 and 1997, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted average assumptions used for grants:

                                                                      1999                1998                1997
------------------------------------------------------------------------------------------------------------------------
Dividend yield..............................................               0%                   0%                 0%
Expected volatility.........................................           62.00                60.00              57.28
Risk free interest rate.....................................            5.44%                5.49%              6.71%
Expected option lives.......................................         5 years              5 years            5 years

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 The following table summarizes information about stock options outstanding at December 31, 1999.

                           Options Outstanding                                                  Options Exercisable

                            Number                                                              Number
   Range of              Outstanding         Weighted Average       Weighted Average         Exercisable      Weighted Average
Exercise Price           at 12/31/99          Remaining Life         Exercise Price          at 12/31/99       Exercise Price
====================================================================================================================================
$ 1.50 - $ 2.25            1,620                   0.98             $    1.50                   1,620         $    1.50

$ 6.12 - $ 9.06        1,142,792                   6.71             $    7.12                 576,036         $    6.73

$ 9.62 - $ 12.625        904,488                   6.80             $   10.32                 297,424         $   10.57

$14.85 - $ 18.56         598,226                   6.30             $   16.68                 287,551         $   16.56

$22.37 - $ 32.58         212,371                   5.31             $   24.90                 186,371         $   25.01

------------------------------------------------------------------------------------------------------------------------------------
$ 1.50 - $ 32.58       2,859,497                   6.54             $   11.45               1,349,002         $   12.19
------------------------------------------------------------------------------------------------------------------------------------

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

Compensation expense in the amount of approximately $1,379,000 was recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the year ended December 31, 1999.

During 1999, 17,503 shares of restricted Common Stock were awarded to outside directors of the Board of Directors as part of their annual compensation. The restricted Common Stock had a fair value of $163,000 at the date of grant, which was recorded as compensation expense in 1999.

The Company has a restricted stock plan whereby the Company can award shares of Common Stock to employees, other than its executive officers. The sale or transfer of the shares is limited during the restricted period, not exceeding four years. For the year ended December 31, 1999, no shares of restricted Common Stock were awarded. For the year ended December 31, 1998, the Company awarded 15,750 shares of restricted Common Stock which had a fair value at the date of grant of approximately $259,000. For the year ended December 31, 1997, the Company awarded 10,700 shares of restricted Common Stock which had a fair value at the date of grant of approximately $181,000. Compensation under the plan is charged to earnings over the restriction period and amounted to approximately $141,000, $271,000 and $2,000 in 1999, 1998 and 1997, respectively.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

10. Development, Distribution and Manufacturing Rights Agreements

In August 1988, the Company entered into development, distribution and instrument manufacturing license agreements with two Japanese companies. Total sales under these agreements were $3,900,000, $3,794,000 and $7,929,000 for the years ended December 31, 1999, 1998 and 1997, respectively, including deferred revenue of $0, $0 and $3,111,000, respectively. In addition, total sales for the year ended December 31, 1997 includes a payment, in the fourth quarter, of $900,000, net of Japanese withholding taxes, received as a development milestone payment for creatinine. The Company also has other license and distribution agreements, including agreements with HP and Abbott (see Notes 11 & 12).

11. Related Party Transactions

One director of the Company has provided consulting services to the Company. Consulting fees incurred totaled approximately $15,000 for the year ended December 31, 1999 and $30,000 for each of the years ended December 31, 1998 and 1997.

The Company had the following activity with Abbott and HP, primarily related to license and distribution agreements.


Abbott Laboratories  In thousands of dollars                    1999                  1998                  1997
----------------------------------------------------------------------------------------------------------------------
Revenues................................................    $     35,499          $      4,515          $       --
Receivable at year end..................................    $      4,069          $      2,439          $       --
Deferred revenue at year end............................    $      6,474          $      5,407          $       --


Hewlett-Packard Company  In thousands of dollars                1999                  1998                  1997
----------------------------------------------------------------------------------------------------------------------

Revenues................................................    $      2,375          $      3,212          $    2,897
Purchases...............................................    $        816          $        728          $    1,192
Receivable at year end..................................    $        116          $        404          $      379

HP has assigned its license agreement with the Company and its holding of Series B Stock to Agilent. On March 16, 2000, Agilent converted its holding of 2,138,702 shares of Series B Stock into 2,138,702 shares of Common Stock, and sold its holding to two financial institutions and is no longer a related party.

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

Under the Distribution Agreement, Abbott has become, subject to the existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's current product sales to U.S. customers (the "Base Business") at no profit to Abbott, and the Company and Abbott will share in the incremental profits derived from product sales beyond the Base Business. Abbott will prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments will be repaid by the Company to Abbott as a credit against actual incremental product sales. The first prepayment of $5,000,000 was received on September 2, 1998, and is carried on the consolidated balance sheet as deferred revenue from related parties, non-current, at December 31, 1999 and 1998. A second prepayment of $4,000,000 was received in January 1999, and the unamortized revenue of $1,012,000 is included in deferred revenues-current at December 31, 1999. A further prepayment of $10,800,000 was received in January 2000. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998, and a subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott.

The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement after December 31, 2001 if Abbott fails to achieve a three-year milestone minimum growth rate in
                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

sales of the Company's products covered by the Distribution Agreement. If the Distribution Agreement is terminated, other than (i) by the Company for cause or for Abbott's failure to achieve the minimum growth rate; or (ii) by Abbott, if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, and residual payments for five years following termination based on a percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. In the event that such termination occurs within the first three years of the Distribution Agreement, the Company also must refund to Abbott any prepayments made and not yet credited to Abbott at the time of such termination.

Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The parties have identified two initial projects to pursue under the Research Agreement, including the research and development of tests useful in the diagnosis and treatment of myocardial infarction and coronary artery disease. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. The Company has recognized $1,762,000 and $110,000 as other related party revenues during the years ended December 31, 1999 and 1998, respectively, in connection with this agreement. Additionally, prepayments received in connection with this agreement of $462,000 and $407,000 are included in deferred revenue from related parties, current, on the consolidated balance sheet at December 31, 1999 and 1998, respectively.

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

The objective of the Abbott alliance is to strengthen the Company's product marketing and distribution capability and accelerate the development of new products. Because the alliance is still at an early implementation stage, it is difficult at this time for the Company to predict, within a reasonable degree of certainty, the likely impact of the alliance upon its operations, particularly in the long-term. The Company has reduced its sales and marketing expenses as Abbott assumes principal responsibility for many of the Company's marketing and sales activities.

13. Income Taxes

At December 31, 1999, the Company had a net operating loss carryforward of approximately $151,465,000 for United States Federal income tax purposes which expires in varying amounts through 2019. The Company also has unused research and development tax credits of approximately $1,414,000 for United States Federal income tax purposes which expire in varying amounts through 2019. Additionally, the Company has unused Canadian investment tax credits of approximately $3,594,000 which expire in varying amounts through 2008. The timing and manner in which the operating loss carry forwards and credits may be utilized in any year by the Company will be limited by Internal Revenue Code
Section 382.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax assets due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 1999 and 1998 was approximately $3,544,000 and $7,905,000, respectively.

Temporary differences and carry forwards which give rise to the deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                              1999                      1998
                                                          Deferred Tax              Deferred Tax
In thousands of dollars                               Assets (Liabilities)      Assets (Liabilities)
------------------------------------------------------------------------------------------------------
Net Operating Loss--United States ..............      $           51,498        $          50,332
Net Operating Loss--(Canada) ...................                   4,113                    2,279
Net Operating Loss--Province (Canada) ..........                   2,232                    1,656
State Taxes ....................................                   8,225                    8,503
Deferred Revenue ...............................                   2,291                    1,886
Tax Credits--United States .....................                   1,414                    1,314
Tax Credits--Canada ............................                   3,594                    3,663
Intangibles ....................................                    (405)                    (425)
Depreciation--United States ....................                    (495)                     346
Depreciation--Canada ...........................                     602                      233
Depreciation--Province (Canada) ................                     816                      459
Other ..........................................                   1,546                    1,641
                                                      ------------------        -----------------
                                                                  75,431                   71,887
                                                      ------------------        -----------------

Valuation Allowance--United States..............                 (55,849)                 (55,094)
Valuation Allowance--Canada ....................                  (8,309)                  (6,175)
Valuation Allowance--Province (Canada)..........                  (3,048)                  (2,115)
Valuation Allowance--State .....................                  (8,225)                  (8,503)
                                                      ------------------        -----------------
Total Net Deferred Taxes .......................      $               --        $              --
                                                      ==================        =================

Given that significant uncertainty exists regarding the realizability of the Company's deferred tax assets, a full valuation allowance is recorded.

14. Savings and Investment Retirement Plan

The Company has a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code, as amended, whereby substantially all U.S. employees are eligible to participate ("U.S. Plan"), and a deferred profit sharing plan for substantially all Canadian employees. In June 1999 the Company started to make matching contributions to these plans, and compensation expense in the amount of approximately $101,000 was recorded for the year ended December 31, 1999. The trustee for the U.S. Plan is Fidelity Management Trust Company, which is affiliated with a stockholder of the Company.

15. Supplementary Statement of Operations Information

Maintenance and repairs expense for the years ended December 31, 1999, 1998 and 1997 was approximately $938,000, $865,000 and $757,000, respectively.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16. Commitments and Contingencies

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the patent and the fact that the Company does not literally infringe), but remanded the case back to the District Court with instructions to reconsider whether the Company's device is the equivalent of the patented device and therefore infringes under the "doctrine of equivalents." The Company has submitted to the Court a motion for summary judgment in its favor on the "doctrine of equivalents," and oral argument on this motion has been set for late Spring 2000. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. The plaintiffs have appealed and on August 10,1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Company appealed the reversal and the New Jersey Supreme Court has granted a hearing certification of the appeal, but no date has yet been set for such hearing. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

The Company is a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The Court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. The plaintiff has admitted that the Company does not literally infringe and is only pursuing infringement under the doctrine of equivalents. In February 2000, the Court denied the Company's motion for summary judgment on the basis that there remained certain factual issues to be decided, and the Company is awaiting the Court's decision on its motion to reconsider that denial. If the plaintiff should prevail in this matter, it could have a material and adverse impact on the financial position, results of operation and cash flows of the Company.

17. Consolidation of Operations

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company relocated its cartridge assembly operation from Plainsboro, New Jersey to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998, with the transfer of one assembly line to Canada, and the Company completed the relocation by April 1999. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. The Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations formerly located in the Company's Plainsboro, New Jersey facility were relocated to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1999 was $70,000. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees, the physical move of equipment, rent and utilities on the
                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

unoccupied Plainsboro facility until that lease expired in February 1999, and miscellaneous costs was approximately $1.1 million. The charge to earnings in 1998 comprises approximately $1.0 million for severance and retention payments, and approximately $0.1 million for lease costs in respect to the unoccupied Plainsboro facility and other expenses associated with the move to the East Windsor facility. Retention payments are charged to expense over the retention period.

18. Geographic Segment Data

The Company is engaged in the development, manufacturing and marketing of its proprietary blood analysis products in the health care sector. The Company's operations are classified into the following geographic areas:


In thousands of dollars                                                               Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                   1999                   1998                  1997
Net Revenues:
Domestic....................................................    $  31,437              $  29,270            $  25,300
Canada......................................................          271                    344                  245
Japan.......................................................        4,610                  3,794                7,929
Other International.........................................        8,907                  5,693                4,366
                                                                --------------------------------------------------------------------
Total.......................................................    $  45,225              $  39,101            $  37,840
                                                                ====================================================================

In thousands of dollars                                                               Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                   1999                   1998                  1997
Long-Lived Assets:
Domestic....................................................    $   3,839              $   8,533            $   8,038
Canada......................................................       14,041                  6,522                6,310
                                                                --------------------------------------------------------------------
Total.......................................................    $  17,880              $  15,055            $  14,348
                                                                ====================================================================

The Company's net revenues from Abbott were approximately $35,499,000 and $4,515,000 for the years ended December 31, 1999 and 1998, respectively. Net sales to FUSO during 1997 were approximately $7,929,000. These amounts represent more than 10% of the consolidated net sales for each year.

                               i-STAT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

19. Quarterly Financial Information (unaudited)

                     1999

                                                                   First               Second               Third            Fourth
In thousands of dollars, except share and per share data          Quarter              Quarter             Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------------------
Net sales.....................................................  $    10,337       $     11,426       $     11,377          $ 12,085
Gross profit..................................................  $     2,254       $      1,004       $      3,362          $  2,204
Net loss......................................................      ($4,491)           ($4,492)           ($1,478)          ($2,341)
Basic and diluted net loss per share..........................       ($0.26)            ($0.26)            ($0.08)           ($0.13)
Weighted average shares used in
  computing basic and diluted net loss per share..............   17,473,965         17,518,028         17,566,063        17,617,105


                     1998
                                                                   First               Second               Third           Fourth
In thousands of dollars, except share and per share data          Quarter              Quarter             Quarter          Quarter
------------------------------------------------------------------------------------------------------------------------------------
Net sales....................................................   $     8,786       $     10,454       $      9,268          $ 10,593
Gross profit................................................    $     1,096       $      2,023       $      2,189          $  3,129
Net loss.....................................................       ($6,127)           ($4,721)           ($4,552)          ($2,995)
Basic and diluted net loss per share.........................        ($0.40)            ($0.31)            ($0.28)           ($0.17)
Weighted average shares used in
  computing basic and diluted net loss per share.............    15,355,804         15,369,324         16,051,784        17,426,595

Basic and diluted net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year basic and diluted net loss per common share amounts.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of i-STAT Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2000 appearing in this 1999 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 31, 2000, except for the last
paragraph in Note 11 as to which
the date is March 16, 2000
                               i-STAT CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                                                          Balance at      Charged to      Charged to                    Balance at
                                                          Beginning       Costs and         Other                         end of
                                                          of Period       Expenses         Accounts       Deductions      Period
------------------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999:
Reserve for Doubtful Accounts..........................   $   190         $      --        $     --          ($62)*       $    128
                                                          ==========================================================================
For the year ended December 31, 1998:
Reserve for Doubtful Accounts..........................   $   109         $     103        $     --          ($22)*       $    190
                                                          ==========================================================================
For the year ended December 31, 1997:
Reserve for Doubtful Accounts..........................   $   195         $      53        $     --         ($139)*       $    109
                                                          ==========================================================================
For the year ended December 31, 1999:
Tax Valuation Reserve..................................   $   71,887      $   3,544        $     --        $   --         $  75,431
                                                          ==========================================================================
For the year ended December 31, 1998:
Tax Valuation Reserve..................................   $   63,982      $   7,905        $     --        $   --         $  71,887
                                                          ==========================================================================
For the year ended December 31, 1997:
Tax Valuation Reserve..................................   $   56,002      $   7,980        $     --        $   --         $  63,982
                                                          ==========================================================================

* Trade accounts receivable written off against the reserve for doubtful accounts.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New Jersey on the 30th day of March, 2000.

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


Signature                                       Title                                                      Date


/s/ William P. Moffitt                          President, Chief Executive Officer                         March 30, 2000
-----------------------------------             and Director (Principal Executive Officer)
William P. Moffitt


/s/ Roger J. Mason                              Vice President of Finance, Treasurer                       March 30, 2000
-----------------------------------             and Chief Financial Officer (Principal
Roger J. Mason                                  Financial and Accounting Officer)



/s/ J. Robert Buchanan                          Chairman of the Board                                      March 30, 2000
-----------------------------------
J. Robert Buchanan


/s/ Stephen D. Chubb                            Director                                                   March 30, 2000
-----------------------------------
Stephen D. Chubb


/s/ Lionel N. Sterling                          Director                                                   March 30, 2000
-----------------------------------
Lionel N. Sterling


/s/ Anne M. VanLent                             Director                                                   March 30, 2000
-----------------------------------
Anne M. VanLent

                                  Exhibit Index

Exhibit No.       Description

10.48             Form of Director Non-Statutory Stock Option Agreement

10.50             i-STAT Corporation Equity Incentive Plan, as amended

10.53             Consulting Agreement between the Registrant and Imants R.
                  Lauks dated as of September 1, 1999

10.54             Form of Director Restricted Share Award Agreement

23                Consent of PricewaterhouseCoopers LLP, Independent Accountants

24 Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report.

27                Financial Data Schedule