Form 10-Q
period 2000-03-31
I STAT CORPORATION /DE/
filed 2000-05-04
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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



                  Yes     /X/                           No    / /



The number of shares outstanding of each of the Issuer's classes of Common Stock as of the latest practicable date.

    Class                                                 April 28, 2000
    -----                                                 --------------
    Common Stock, $ .15 par value                         18,233,608

                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
PART I    FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Consolidated Condensed Statements of Operations
              for the three months ended March 31, 2000 and 1999.............    3

          Consolidated Condensed Balance Sheets
              as of March 31, 2000 and December 31, 1999.....................    4

          Consolidated Condensed Statements of Cash Flows
              for the three months ended March 31, 2000 and 1999.............    5

          Notes to Consolidated Condensed Financial Statements...............  6 - 8

          Item 2 - Management's Discussion and Analysis of Financial

                    Condition and Results of Operations ..................... 9 - 12


PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings.........................................   13

          Item 6 - Exhibits and Reports on Form 8-K..........................   14


SIGNATURES...................................................................   15

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                    Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                  2000                1999
                                                  ----                ----
Net revenues:
     Related party sales ...........          $      8,703       $      8,126
     Third party sales .............                 1,506              1,672
     Other related party revenues ..                   945                539
                                              ------------       ------------
         Total net revenues ........                11,154             10,337
Cost of sales ......................                10,762              8,083
                                              ------------       ------------
              Gross profit .........                   392              2,254
                                              ------------       ------------

Operating expenses:
     Research and development ......                 2,154              1,930
     General and administrative ....                 1,515              2,958
     Sales and marketing ...........                 1,898              2,303
                                              ------------       ------------
         Total operating expenses ..                 5,567              7,191
                                              ------------       ------------
              Operating loss .......                (5,175)            (4,937)
                                              ------------       ------------

Other income (expense), net ........                   506                446
                                              ------------       ------------
Net loss ...........................          $     (4,669)      $     (4,491)
                                              ============       ============
Basic and diluted net loss per share          $      (0.26)      $      (0.26)
                                              ============       ============
Shares used in computing basic and
     diluted net loss per share ....            17,765,224         17,473,965
                                              ============       ============


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                                                      March 31,      December 31,
                                                                                         2000            1999
                                                                                      ---------      ------------
         ASSETS
Current assets:
     Cash and cash equivalents .................................................      $  32,824       $  25,575
     Accounts receivable, net ..................................................            550             413
     Accounts receivable from related parties ..................................          3,188           4,185
     Inventories ...............................................................          8,854           8,886
     Prepaid expenses and other current assets .................................          1,221           1,185
                                                                                      ---------       ---------
         Total current assets ..................................................         46,637          40,244
Plant and equipment, net of accumulated depreciation of
     $25,994 and $24,761 .......................................................         16,282          15,936
Other assets ...................................................................          1,995           1,944
                                                                                      ---------       ---------
         Total assets ..........................................................      $  64,914       $  58,124
                                                                                      =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................      $   2,110       $   2,269
     Accrued expenses ..........................................................          3,737           4,453
     Deferred revenue (inclusive of related party deferred
         revenue of $11,244 in 2000 and $1,545 in 1999) ........................         11,264           1,564
                                                                                      ---------       ---------
         Total current liabilities .............................................         17,111           8,286
                                                                                      ---------       ---------
     Deferred revenue from related party, non-current ..........................          5,158           5,175
                                                                                      ---------       ---------
         Total liabilities .....................................................         22,269          13,461
                                                                                      ---------       ---------
Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued ..............................           --              --
         Series B Preferred Stock, $.10 par value, shares authorized, 2,138,702:
         shares issued and outstanding -0- at March 31, 2000
         and 2,138,702 at December 31, 1999 ....................................           --               214
     Common Stock, $.15 par value, shares authorized 25,000,000:
         shares issued and outstanding 18,260,690 at March 31, 2000
         and 15,761,630 at December 31, 1999 ...................................          2,739           2,364
     Treasury Stock, at cost, 40,817 shares at March 31, 2000 and
         -0- shares at December 31, 1999 .......................................           (750)           --
     Additional paid-in capital ................................................        237,504         234,487
     Unearned compensation .....................................................         (1,344)         (1,547)
     Loan to officer, net ......................................................           (716)           (716)
     Accumulated deficit .......................................................       (194,139)       (189,470)
     Accumulated other comprehensive loss related to
         foreign currency translation ..........................................           (649)           (669)
                                                                                      ---------       ---------
         Total stockholders' equity ............................................         42,645          44,663
                                                                                      ---------       ---------
         Total liabilities and stockholders' equity ............................      $  64,914       $  58,124
                                                                                      =========       =========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -----------------------
                                                                           2000           1999
                                                                         --------       --------
Cash flows from operating activities:
    Net loss ......................................................      $ (4,669)      $ (4,491)
    Adjustments to reconcile net loss to net cash used in operating
       activities .................................................           154          1,019
    Change in assets and liabilities ..............................        10,843            675
                                                                         --------       --------
       Net cash provided by (used in) operating activities ........         6,328         (2,797)
                                                                         --------       --------

Cash flows from investing activities:
    Purchase of equipment .........................................        (1,480)        (1,863)
    Other .........................................................           (61)           (45)
                                                                         --------       --------
       Net cash used in investing activities ......................        (1,541)        (1,908)
                                                                         --------       --------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock ........................         3,178            105
    Purchase of Treasury Stock ....................................          (750)          --
    Other .........................................................          --               (2)
                                                                         --------       --------
       Net cash provided by financing activities ..................         2,428            103
                                                                         --------       --------
    Effect of currency exchange rate changes on cash ..............            34             20
                                                                         --------       --------
    Net increase (decrease) in cash and cash equivalents ..........         7,249         (4,582)
    Cash and cash equivalents at beginning of period ..............        25,575         38,390
                                                                         --------       --------
    Cash and cash equivalents at end of period ....................      $ 32,824       $ 33,808
                                                                         ========       ========

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)



1.       GENERAL


         Basis of Presentation

         The information presented as of March 31, 2000 and 1999, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

         Basic and Diluted Loss per Share

         Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Preferred shares have been included in the calculations since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has not included potential common shares in the diluted per-share computation, as the result is antidilutive.

         Options to purchase 2,702,848 shares of common stock at $1.50 - $32.58 per share, which expire on various dates from June 2000 to February 2010, were outstanding at March 31, 2000. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

         Comprehensive Income

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2000              1999
                                                        ----              ----
                                                       (In thousands of dollars)
Net loss ...................................          $(4,669)          $(4,491)
Other comprehensive income (loss):

     Foreign currency translation ..........               20               223
                                                      -------           -------
Comprehensive loss .........................          $(4,649)          $(4,268)
                                                      =======           =======

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

         Reclassification:

         Certain reclassifications have been made to 1999 amounts to conform them to the 2000 presentation.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)


2.       INVENTORIES


         Inventories consist of the following:

                                                       March 31, 1999   December 31, 1999
                                                       --------------   -----------------
                                                            (In thousands of dollars)
Raw materials.......................................        $3,682           $3,402
Work in process ....................................         2,964            2,764
Finished goods .....................................         2,208            2,720
                                                            ------           ------
                                                            $8,854           $8,886
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

         The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. The plaintiffs have appealed and on August 10,1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Company appealed the reversal and a hearing certification of the appeal was held at the New Jersey Supreme Court on May 1, 2000. A decision is expected within several months. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

         The Company is a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleges infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff seeks injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company intends to contest the case vigorously and does not believe that it has infringed the Customedix patent. The Company has obtained an opinion from recognized patent counsel to the effect that no infringement has occurred. The Court has interpreted the Customedix patent in a way favorable to the Company and has denied Customedix's motion for reconsideration of that interpretation. The plaintiff has admitted that the Company does not literally infringe and is only pursuing infringement under the doctrine of equivalents. In February 2000, the Court denied the Company's
                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)


         motion for summary judgment on the basis that there remained certain factual issues to be decided, and the Company is awaiting the Court's decision on its motion to reconsider that denial. If the plaintiff should prevail in this matter, it could have a material and adverse impact on the financial position, results of operation and cash flows of the Company.


4.       RELATED PARTY TRANSACTIONS

         In January 2000, the Company received from Abbott Laboratories ("Abbott") the third installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott), in the amount of $10.8 million. This amount, and the second installment of $4.0 million which was received in January 1999, are carried on the consolidated condensed balance sheet as deferred revenue, current, net of amortization of such prepayments to income as incremental cartridge sales are generated.

         The Company generated $8,565,000 of net sales from Abbott for the three months ended March 31, 2000. Other related party revenues from Abbott comprise approximately $945,000 for the three months ended March 31, 2000, to fund certain research and development and marketing expenses. At March 31, 2000, the Company had $3,033,000 of accounts receivable due from Abbott. In addition, the Company had $11,244,000 and $1,545,000 of deferred revenue, current, and $5,158,000 and $5,175,000 of deferred revenue, non-current, from Abbott at March 31, 2000, respectively, and December 31, 1999, respectively.

         On March 16, 2000, Agilent Technologies, Inc. ("Agilent"), a subsidiary of Hewlett-Packard Company, converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holding and is no longer a related party. The Company generated $138,000 of net sales from Agilent for the three months ended March 31, 2000.


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

         In connection with the award of 250,000 shares to one executive officer, on June 30, 1999, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note for the withholding tax amount carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable three years from the date of the execution of a second promissory note for the remaining taxes of approximately $257,000 which were loaned on April 13, 2000 at an interest rate of 6.36%. One third of the principal amount of these loans will be forgiven on each anniversary date of the loan for the remaining taxes if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as result of the forgiveness of these loans.

         Compensation expenses in the amount of approximately $271,000 and $587,000 were recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the three months ended March 31, 2000 and 1999, respectively.

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

           The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company is also studying the development of cardiac marker tests. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product.

           Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott which, among other things, has altered significantly the manner in which the Company markets and sells its products worldwide. The majority of the Company's revenues are now derived from Abbott. Please see "Long-Term Sales and Marketing Alliance with Abbott Laboratories" under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of the Company's agreements with Abbott. Copies of such agreements were filed with the Commission as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

RESULTS OF OPERATIONS


          THREE MONTHS ENDED MARCH 31, 2000

         The Company generated revenues of approximately $11.2 million and $10.3 million for the three months ended March 31, 2000 and 1999, respectively, including international revenues (as a percentage of total revenues) of $2.8 million (25.5%) and $2.3 million (21.9%), respectively. Revenues from Abbott represented approximately 85.3% and 74.7% of the Company's worldwide revenues for the three months ended March 31, 2000 and 1999, respectively.

         The $0.8 million (7.9%) increase in revenues was primarily due to increased shipment volume of the Company's portable clinical analyzer and peripheral equipment, and an increase of approximately $0.4 million in reimbursements from Abbott to fund certain research and development and marketing expenses (the "Abbott Reimbursements"). Worldwide cartridge shipments increased 19.9% to 2,064,875 units in the three months ended March 31, 2000, from 1,722,100 units in the three months ended March 31, 1999. However, cartridge shipments in the first quarter of 2000 were constrained by manufacturing process problems, and demand (shipments plus backorders) was approximately 37% above the level of shipments in the three months ended March 31, 1999. Revenues from the increased cartridge shipments were offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.22 to $3.33 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements applicable under the strategic alliance between the Company and Abbott.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


         Gross profit (as a percentage of sales) decreased by approximately $1.9 million to $0.4 million (3.5%) in the quarter ended March 31, 2000, compared with a gross profit of $2.3 million (21.8%) in the quarter ended March 31, 1999. Gross profit in the first quarter of 2000 was reduced by manufacturing process problems caused by defective tape from its tape supplier which resulted in high scrap levels and a reduced level of production. In addition, the impact on gross profit of the increase in the shipment volume of the Company's cartridges and the increase in Abbott Reimbursements in the quarter ended March 31, 2000, was offset by lower average selling prices because of the transfer pricing arrangement between the Company and Abbott and the Company's inability to supply some of its higher priced cartridges.

         The Company incurred research and development costs (as a percentage of sales) of approximately $2.2 million (19.3%) and $1.9 million (18.7%) for the three months ended March 31, 2000 and 1999, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for coagulation, one of which, Celite(R) ACT (activated clotting time), received Food and Drug Administration clearance to market in early 2000. The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott product. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs. Some portion of these expenditures may be funded by Abbott. Revenues and gross profit in the three months ended March 31, 2000 and 1999, include approximately $0.8 million and $0.4 million, respectively, of such funding.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.5 million (13.6%) and $2.9 million (28.4%) for the three months ended March 31, 2000 and 1999, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, professional fees and other costs necessary to support the Company's infrastructure. The decrease of approximately $1.4 million primarily reflects fees of approximately $0.9 million during the three months ended March 31, 1999 for special consulting services to assist in the development of manufacturing strategies and capacity plans, and to identify business development opportunities, and a non-cash compensation expense associated with grants to employees of 310,000 restricted shares of Common Stock which was approximately $0.3 million higher in the three months ended March 31, 1999.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $1.9 million (17.0%) and $2.3 million (22.3%) for the three months ended March 31, 2000 and 1999, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and revenues and gross profit in the three months ended March 31, 2000 and 1999, include approximately $0.2 million and $0.1 million, respectively, of such reimbursement. The dollar decrease from period to period is primarily attributable to the reduction in field sales and sales management personnel following the assumption by Abbott of principal responsibility for the marketing and sales of the i-STAT System.

         Other income, net, of approximately $0.5 million and $0.4 million for the three months ended March 31, 2000 and 1999, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

         Net loss for the three months ended March 31, 2000 was approximately $4.7 million, or 26 cents per share, compared with a net loss of approximately $4.5 million, or 26 cents per share, for the first quarter of 1999. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.765 million and 17.474 million in the 2000 and 1999 periods, respectively.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of approximately $32.8 million, an increase of approximately $7.2 million from the December 31, 1999 balance of approximately $25.6 million. The increase primarily reflects the receipt of a $10.8 million prepayment from Abbott against future incremental product sales and the receipt of approximately $2.4 million from the proceeds of stock option exercises, partially offset by approximately $4.5 million of cash used in operating activities, and equipment purchases of approximately $1.5 million. Working capital decreased by approximately $2.4 million from $32.0 million to $29.6 million during the same period. Changes in working capital during the three months ended March 31, 2000, primarily reflect the increase in cash and cash equivalents, a decrease of approximately $1.0 million in accounts receivable from related parties, and a reduction of approximately $0.7 million in accrued expenses which primarily reflects the payment of accrued 1999 annual incentive bonuses. Changes in working capital also include an increase of approximately $9.7 million in deferred revenue, which reflects the receipt of $10.8 million from Abbott in January 2000, representing the third installment of prepayments for guaranteed future incremental cartridge sales, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but, together with payments due from Abbott in respect of guaranteed future incremental cartridge sales, to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

         On March 16, 2000, Agilent Technologies, Inc., a subsidiary of HP, converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holding and is no longer a related party.

         The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

           CERTAIN STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC CONDITIONS AFFECTING THE COMPANY'S TARGET MARKETS, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT OF CARE BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES. SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

           The Company is a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleges New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiffs seek unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. The Company believes the complaint is without merit and, on April 28, 1998, the Court entered summary judgment in favor of all the defendants. The plaintiffs have appealed and on August 10,1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Company appealed the reversal and a hearing certification of the appeal was held at the New Jersey Supreme Court on May 1, 2000. A decision is expected within several months. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

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





DATE:      May 4, 2000


                                                i-STAT CORPORATION
                                                   (Registrant)



                                          BY: /s/ William P. Moffitt
                                              --------------------------------
                                              William P. Moffitt
                                              President and Chief
                                              Executive Officer
                                              (Principal Executive Officer)


                                          BY: /s/ Roger J. Mason
                                              --------------------------------
                                              Roger J. Mason
                                              Vice President of Finance,
                                              Treasurer and Chief
                                              Financial Officer
                                              (Principal Financial Officer and
                                              Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.

27       Financial Data Schedule