Form 10-Q
period 2000-06-30
I STAT CORPORATION /DE/
filed 2000-08-14
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



         Yes [X]                                                No [ ]



The number of shares outstanding of each of the Issuer's classes of Common Stock as of the latest practicable date.

         Class                                        August 9, 2000
         -----                                        --------------

         Common Stock, $ .15 par value                18,349,592
                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                               NUMBER
PART I    FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Consolidated Condensed Statements of Operations
              for the three months and six months ended June 30, 2000 and 1999 ..........         3

          Consolidated Condensed Balance Sheets
              as of June 30, 2000 and December 31, 1999 .................................         4

          Consolidated Condensed Statements of Cash Flows
              for the six months ended June 30, 2000 and 1999 ...........................         5

          Notes to Consolidated Condensed Financial Statements ..........................       6 - 8

          Item 2 - Management's Discussion and Analysis of Financial

                    Condition and Results of Operations .................................      9 - 13


PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings ....................................................        14

          Item 4 - Submission of Matters to a Vote of Security Holders...................        15

          Item 6 - Exhibits and Reports on Form 8-K .....................................        16


SIGNATURES ..............................................................................        17

                               i-STAT CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                  June 30,
                                                         --------                                  --------
                                                   2000               1999                 2000              1999
                                                   ----               ----                 ----              ----
Net revenues:
     Related party sales...............   $      11,290       $       8,853       $      19,993      $       16,909
     Third party sales.................           2,564               1,912               4,070               3,653
     Other related party revenues......             955                 661               1,900               1,201
                                          -------------       -------------       -------------      --------------
         Total net revenues............          14,809              11,426              25,963              21,763
Cost of sales..........................          11,134              10,422              21,896              18,505
                                          -------------       -------------       -------------      --------------
              Gross profit.............           3,675               1,004               4,067               3,258
                                          -------------       -------------       -------------      --------------
Operating expenses:
     Research and development..........           2,115               2,008               4,269               3,938
     General and administrative........           1,911               1,772               3,426               4,730
     Sales and marketing...............           2,079               2,084               3,977               4,387
     Litigation settlement.............           1,500                 --                1,500                 --
                                          -------------       -------------       -------------      --------------
         Total operating expenses......           7,605               5,864              13,172              13,055
                                          -------------       -------------       -------------      --------------
              Operating loss...........          (3,930)             (4,860)             (9,105)             (9,797)
                                          --------------      --------------      --------------     ---------------
Other income (expense), net............             439                 368                 945                 814
                                          -------------       -------------       -------------      --------------
Net loss...............................   $      (3,491)      $      (4,492)      $      (8,160)     $       (8,983)
                                          ==============      ==============      ==============     ==============
Basic and diluted net loss per share...   $       (0.19)      $       (0.26)      $       (0.46)     $        (0.51)
                                          ==============      =============       ==============     ===============
Shares used in computing basic and
     diluted net loss per share........      18,004,095          17,518,028          17,884,660          17,495,997
                                          =============       =============       =============      ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                                                June 30,                December 31,
                                                                                  2000                      1999
                                                                                  ----                      ----
         ASSETS
Current assets:
     Cash and cash equivalents..........................................     $    27,830                $    25,575
     Accounts receivable, net...........................................             989                        413
     Accounts receivable from related parties...........................           2,953                      4,185
     Inventories........................................................          10,207                      8,886
     Prepaid expenses and other current assets..........................           1,247                      1,185
                                                                             -----------                -----------
         Total current assets...........................................          43,226                     40,244
Plant and equipment, net of accumulated depreciation of
     $26,688 AND $24,761................................................          16,593                     15,936
Other assets............................................................           1,903                      1,944
                                                                             -----------                -----------
         Total assets...................................................     $    61,722                $    58,124
                                                                             ===========                ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...................................................     $     2,590                $     2,269
     Accrued expenses...................................................           4,979                      4,453
     Deferred revenue (inclusive of related party deferred
         revenue of $9,478 in 2000 and $1,545 in 1999)..................           9,498                      1,564
                                                                             -----------                -----------
         Total current liabilities......................................          17,067                      8,286
                                                                             -----------                -----------
     Deferred revenue from related party, non-current...................           5,141                      5,175
                                                                             -----------                -----------
         Total liabilities..............................................          22,208                     13,461
                                                                             -----------                -----------
Stockholders' equity:
     Preferred stock, $.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued.......................              --                         --

         Series B Preferred Stock, $.10 par value, shares authorized, 2,138,702:
         shares issued and outstanding -0- at June 30, 2000
         and 2,138,702 at December 31, 1999.............................              --                         214
     Common Stock, $.15 par value, shares authorized 25,000,000:
         shares issued and outstanding 18,314,925 at June 30, 2000
         and 15,761,630 at December 31, 1999............................           2,747                       2,364
     Treasury Stock, at cost, 40,817 shares at June 30, 2000 and
         -0- shares at December 31, 1999................................           (750)                         --
     Additional paid-in capital.........................................         237,939                     234,487
     Unearned compensation..............................................         (1,151)                     (1,547)
     Loan to officer, net...............................................           (825)                       (716)
     Accumulated deficit................................................       (197,630)                   (189,470)
     Accumulated other comprehensive loss related to
         foreign currency translation...................................           (816)                       (669)
                                                                             -----------                -----------
         Total stockholders' equity.....................................          39,514                     44,663
                                                                             -----------                -----------
         Total liabilities and stockholders' equity.....................     $    61,722                $    58,124
                                                                             ===========                ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                             --------
                                                                                 2000                      1999
                                                                                 ----                      ----
Cash flows from operating activities:
    Net loss.............................................................     $  (8,160)               $     (8,983)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities....................................           (70)                       1,996
    Change in assets and liabilities.....................................         10,982                         732
                                                                             -----------               -------------
       Net cash provided by (used in) operating activities...............          2,752                     (6,255)
                                                                             -----------               -------------

Cash flows from investing activities:
    Purchase of equipment................................................        (3,021)                     (3,704)
    Other................................................................          (111)                       (161)
                                                                             -----------               -------------
       Net cash used in investing activities.............................        (3,132)                     (3,865)
                                                                             -----------               -------------

Cash flows from financing activities:
    Proceeds from issuance of common stock...............................          3,488                         205
    Purchase of treasury stock...........................................          (750)                         --
    Loan to officer......................................................          (257)                       (716)
                                                                              ----------               -------------
       Net cash provided by (used in) financing activities...............          2,481                       (511)
                                                                             -----------                ------------

    Effect of currency exchange rate changes on cash.....................            154                        (45)
                                                                             -----------                ------------
    Net increase (decrease) in cash and cash equivalents.................          2,255                    (10,676)
    Cash and cash equivalents at beginning of period.....................         25,575                      38,390
                                                                             -----------               -------------
    Cash and cash equivalents at end of period...........................    $    27,830               $      27,714
                                                                             ===========               =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)


1.       GENERAL


         Basis of Presentation

         The information presented as of June 30, 2000 and 1999, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

         Basic and Diluted Loss per Share

         Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Series B preferred shares have been included in the calculations since their date of issuance and through conversion in March 2000, as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has not included potential common shares in the diluted per-share computation, as the result is antidilutive.

         Options to purchase 2,829,156 shares of common stock at $1.50 - $32.58 per share, which expire on various dates from November 2000 to June 2010, were outstanding at June 30, 2000. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

         Comprehensive Income

                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                June 30,
                                                    2000            1999                    2000           1999
                                                                      (in thousands of dollars)
         Net loss ...........................    $   (3,491)    $   (4,492)             $   (8,160)     $  (8,983)
         Other comprehensive income (loss):

             Foreign currency translation ...          (167)           204                    (147)            427
                                                  ----------    -----------             -----------     ----------
         Comprehensive loss .................    $   (3,658)    $   (4,288)             $   (8,307)     $  (8,556)
                                                 ==========     ==========              ==========      ==========

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which addresses the staff's views on the application of U.S. generally accepted accounting principles for revenue recognition. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operations.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)



         Reclassification:

         Certain reclassifications have been made to 1999 amounts to conform them to the 2000 presentations.

2.       INVENTORIES


         Inventories consist of the following:

                                                       June 30, 2000         December 31, 1999
                                                             (In thousands of dollars)
           Raw materials                                $    4,947               $   3,402
           Work in process                                   3,388                   2,764
           Finished goods                                    1,872                   2,720
                                                        ----------               ---------
                                                        $   10,207               $   8,886
                                                        ==========               =========


3.       COMMITMENTS AND CONTINGENCIES

         The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the patent and the fact that the Company does not literally infringe), but remanded the case back to the District Court with instructions to reconsider whether the Company's device is the equivalent of the patented device and therefore infringes under the "doctrine of equivalents." The Company has submitted to the Court a motion for summary judgment in its favor on the "doctrine of equivalents," and oral argument on this motion has been set for August 2000. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

         The Company was a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleged New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiff sought unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. On April 28, 1998, the Court entered summary judgment in favor of all the defendants. The plaintiff appealed and on August 10, 1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Company appealed the reversal and, on July 27, 2000, the Supreme Court of the State of New Jersey reversed the decision of the Appellate Division and reinstated the decision of the Superior Court dismissing the plaintiff's action. In doing so, the Supreme Court ruled that New Jersey does not recognize a class action lawsuit predicated on the "fraud on the market" theory in connection with the purchase or sale of securities. As a result of this ruling, the Company, which has always viewed the complaint as being entirely without merit, believes that no action which is based on the same alleged facts would be sustained against the Company or any of the named defendants in either state or Federal courts.

         The Company was a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT'S profits and the damages to Customedix from such alleged infringement.

                              i-STAT CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)

         Although the Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred, management concluded that the uncertainty inherent in any litigation as well as the drain on management's time and the Company's resources merited an amicable resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise.

4.       RELATED PARTY TRANSACTIONS

         In January 2000, the Company received from Abbott Laboratories ("Abbott") the third installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott), in the amount of $10.8 million. This amount, and the second installment of $4.0 million which was received in January 1999, are carried on the consolidated condensed balance sheet as deferred revenue, current, net of amortization of such prepayments to income as incremental cartridge sales are generated. The first installment of $5.0 million is carried on the consolidated condensed balance sheet as deferred revenue, non-current, and will be amortized to income after the other installments have been fully amortized to income.

         The Company generated $11,290,000 and $8,040,000 of net sales from Abbott for the three months ended June 30, 2000 and 1999, respectively, and $19,854,000 and $15,221,000 for the six months ended June 30, 2000 and 1999, respectively. Other related party revenues from Abbott comprise approximately $955,000 and $661,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,900,000 and $1,201,000 for the six months ended June 30, 2000 and 1999, respectively, to fund certain research and development and marketing expenses. At June 30, 2000, the company had $2,953,000 of accounts receivable due from Abbott. In addition, the company had $9,478,000 and $1,545,000 of deferred revenue, current, and $5,141,000 and $5,175,000 of deferred revenue, non-current, from Abbott at June 30, 2000, respectively, and December 31, 1999, respectively.

         On March 16, 2000, Agilent Technologies, Inc., a subsidiary of Hewlett-Packard Company, converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holding and is no longer a related party.


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

         In connection with the award of 250,000 shares to one executive officer, on June 30, 1999, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note for the withholding tax amount carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable three years from the date of the execution of a second promissory note for the remaining taxes of approximately $257,000 which were loaned on April 13, 2000 at an interest rate of 6.36%. One third of the principal amount of these loans will be forgiven on each anniversary date of the loan for the remaining taxes if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as a result of the forgiveness of these loans.

         Compensation expenses in the amount of approximately $297,000 and $215,000 were recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the three months ended June 30, 2000 and 1999, respectively, and $568,000 and $802,000 during the six months ended June 30, 2000 and 1999, respectively.

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

           The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) Act (activated clotting time), arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O(2) saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company is also studying the development of cardiac marker tests. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product.

           Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system which integrates all of the blood diagnostics capabilities of the i-STAT System. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott which, among other things, has altered significantly the manner in which the Company markets and sells its products worldwide. The majority of the Company's revenues are now derived from Abbott. Please see "Long-Term Sales and Marketing Alliance with Abbott Laboratories" under item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a description of the Company's agreements with Abbott. Copies of such agreements were filed with the Securities and Exchange Commission as exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED JUNE 30, 2000

         The Company generated revenues of approximately $14.8 million and $11.4 million for the three months ended June 30, 2000 and 1999, respectively, including international revenues (as a percentage of total revenues) of $4.0 million (27.3%) and $2.9 million (25.4%), respectively. Revenues from Abbott represented approximately 82.7% And 76.1% Of the Company's worldwide revenues for the three months ended June 30, 2000 and 1999, respectively.

         The $3.4 million (29.6%) increase in revenues was primarily due to increased shipment volumes of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the United States and internationally, and the shipment of cartridge backorders from the first quarter of 2000. Worldwide cartridge shipments increased 33.9% to 2,587,525 units in the three months ended June 30, 2000, from 1,932,800 units in the three months ended June 30, 1999. Revenues from the increased cartridge shipments were offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.04 to $3.96 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements applicable under the strategic alliance between the Company and Abbott. The increase in revenues also reflects an increase in shipment volumes of the Company's analyzers and peripheral equipment, and an increase of approximately $0.3 million in reimbursements from Abbott to fund certain research and development and marketing expenses (the "Abbott Reimbursements"). The Abbott Reimbursements are shown as "Other related party revenues" on the consolidated condensed statements of operations.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

         Gross profit (as a percentage of sales) increased by approximately $2.7 million to $3.7 million (24.8%) in the quarter ended June 30, 2000, compared with a gross profit of $1.0 million (8.8%) in the quarter ended June 30, 1999. Gross profit in the prior year quarter included a charge of approximately $1.7 million resulting from temporary production losses associated with one of the newer manufacturing processes. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, and an increase of approximately $0.3 million in Abbott Reimbursements. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott.

         The Company incurred research and development costs (as a percentage of sales) of approximately $2.1 million (14.3%) and $2.0 million (17.6%) for the three months ended June 30, 2000 and 1999, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for coagulation, one of which, Celite(R) ACT (activated clotting time), received Food and Drug Administration clearance to market in early 2000. The company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. The Company also is in the process of developing an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott product. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the success of the Company's development programs and its financial resources. Some portion of these expenditures may be funded by Abbott. Revenues and gross profit in the three months ended June 30, 2000 and 1999, include approximately $0.8 million and $0.5 million, respectively, of such funding.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $1.9 million (12.9%) and $1.7 million (15.5%) for the three months ended June 30, 2000 and 1999, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $2.1 million (14.4%) and $2.1 million (18.2%) for the three months ended June 30, 2000 and 1999, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and revenues and gross profit in the three months ended June 30, 2000 and 1999, include approximately $0.2 million and $0.2 million, respectively, of such reimbursement.

         The Company incurred litigation settlement costs of $1.5 million in the three months ended June 30, 2000 in settlement of the patent infringement litigation with Customedix Corporation.

         Other income, net, of approximately $0.4 million and $0.4 million for the three months ended June 30, 2000 and 1999, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

         Net loss for the three months ended June 30, 2000 was approximately $3.5 million, or 19 cents per share, compared with a net loss of approximately $4.5 million, or 26 cents per share, for the second quarter of 1999. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 18.004 million and 17.518 million in the 2000 and 1999 periods, respectively.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)



         SIX MONTHS ENDED JUNE 30, 2000

         The Company generated revenues of approximately $26.0 million and $21.8 million for the six months ended June 30, 2000 and 1999, respectively, including international revenues (as a percentage of total revenues) of $6.9 million (26.5%) and $5.2 million (23.7%), respectively. Revenues from Abbott represented approximately 83.8% and 75.4% of the Company's worldwide revenues for the six months ended June 30, 2000 and 1999, respectively. The $4.2 million (19.3%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the United States and internationally. Worldwide cartridge shipments increased 27.3% to 4,652,400 units in the six months ended June 30, 2000, from 3,654,900 units in the six months ended June 30, 1999. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.12 to $3.68 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements between the Company and Abbott. The increase in revenues also reflects an increase in shipment volumes of the Company's analyzers and peripheral equipment, and an increase of approximately $0.7 million in Abbott Reimbursements.

         Gross profit (as a percentage of sales) increased by approximately $0.8 million to $4.1 million (15.6%) in the six months ended June 30, 2000, compared with a gross profit of $3.3 million (15.0%) in the six months ended June 30, 1999. Gross profit in the prior year included a charge of approximately $1.7 million resulting from temporary production losses associated with one of the newer manufacturing processes in the second quarter of 1999. Gross profit in the first half of 2000 was negatively impacted by manufacturing process problems caused by defective tape from a tape supplier that resulted in high scrap levels and a reduced level of production during the first quarter of 2000. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, and an increase of approximately $0.7 million in Abbott Reimbursements. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott.

         The Company incurred research and development costs (as a percentage of sales) of approximately $4.3 million (16.4%) and $4.0 million (18.1%) for the six months ended June 30, 2000 and 1999, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of tests for coagulation, one of which, Celite(R) ACT (activated clotting time), received Food and Drug Administration clearance to market in early 2000. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. The Company is also in the process of developing an analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities currently possessed by the i-STAT System, will incorporate the glucose measurement capabilities of an Abbott product. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the success of the Company's development programs and its financial resources. Some portion of these expenditures may be funded by Abbott. Revenues and gross profit in the six months ended June 30, 2000 and 1999 include approximately $1.6 million and $0.9 million, respectively, of such funding.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $3.4 million (13.2%) and $4.7 million (21.7%) for the six months ended June 30, 2000 and 1999, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure. The decrease of approximately $1.3 million primarily reflects fees in the 1999 period for special consulting services to assist in the development of manufacturing strategies and capacity plans, and to identify business development opportunities.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $4.0 million (15.3%) and $4.4 million (20.2%) for the six months ended June 30, 2000 and 1999, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. The dollar decrease from period to period is primarily attributable to cost reductions following the assumption by Abbott
                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

of principal responsibility for the marketing and sales of the i-STAT System. A portion of the costs of the implementation coordinators are reimbursed by Abbott, and revenues and gross profit in the six months ended June 30, 2000 and 1999, include approximately $0.3 million and $0.3 million of such reimbursement, respectively.

         The Company incurred litigation settlement costs of $1.5 million in the three months ended June 30, 2000 in settlement of the patent infringement litigation with Customedix Corporation.

         Other income, net, of approximately $0.9 million and $0.8 million for each of the six months ended June 30, 2000 and June 30, 1999, primarily reflects interest income earned on cash and cash equivalents balances.

         Net loss for the six months ended June 30, 2000 decreased 9.1% to approximately $8.2 million, or 46 cents per share, compared with a net loss of approximately $9.0 million, or 51 cents per share, for the six months ended June 30, 1999. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.885 million and 17.496 million in the 2000 and 1999 periods, respectively.


         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, the Company had cash and cash equivalents of approximately $27.8 million, an increase of approximately $2.2 million from the December 31, 1999 balance of approximately $25.6 million. The increase primarily reflects the receipt of $10.8 million from Abbott in January 2000, representing the third installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott), and the receipt of approximately $2.7 million from the proceeds of stock option exercises, partially offset by approximately $8.0 million of cash used in operating activities, and equipment purchases of approximately $3.0 million. Working capital decreased by approximately $5.9 million from $32.0 million to $26.1 million during the same period. Changes in working capital during the six months ended June 30, 2000, primarily reflect the increase in cash and cash equivalents, an increase of approximately $1.3 million in inventories, a decrease of approximately $0.7 million in accounts receivable, and an increase of approximately $0.8 million in accounts payable and accrued expenses. Changes in working capital also include an increase of approximately $7.9 million in deferred revenue, which reflects the receipt of the $10.8 million prepayment from Abbott, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated. The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but, together with payments due from Abbott in respect of guaranteed future incremental cartridge sales, to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and competitive conditions.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") which addresses the staff's views on the application of U.S. generally accepted accounting principles for revenue recognition. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operations.

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

                               i-STAT CORPORATION

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

           The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the patent and the fact that the Company does not literally infringe), but remanded the case back to the District Court with instructions to reconsider whether the Company's device is the equivalent of the patented device and therefore infringes under the "doctrine of equivalents." The Company has submitted to the Court a motion for summary judgment in its favor on the "doctrine of equivalents," and oral argument on this motion has been set for August 2000. Should the plaintiff prevail on this issue, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

           The Company was a defendant in a class action complaint entitled Susan Kaufman, on behalf of herself and all others similarly situated, Plaintiff, v. i-STAT Corporation, William P. Moffitt, Lionel M. Sterling, Imants
R. Lauks and Matthias Plum, Jr. The class action was brought by Susan Kaufman on her behalf and on behalf of all purchasers of the Company's Common Stock between May 9, 1995 and March 19, 1996. The complaint, which was filed in the Superior Court of New Jersey in Mercer County on June 19, 1996, alleged New Jersey common law fraud and negligent misrepresentation, and is predicated on a "fraud on the market" theory in connection with certain sales of i-STAT stock by the Company's chief executive officer, chief technology officer and two outside directors during a nine-month period. The plaintiff sought unspecified compensatory damages, interest and payment of all costs and expenses incurred in connection with the class action. On April 28, 1998, the Superior Court entered summary judgment in favor of all the defendants. The plaintiff appealed and on August 10, 1999, the Appellate Division of the Superior Court filed an opinion sustaining the trial court's determination as to the negligent misrepresentation claims but reversing as to the common law fraud claims. The Company appealed the reversal and, on July 27, 2000, the Supreme Court of the State of New Jersey reversed the decision of the Appellate Division and reinstated the decision of the Superior Court dismissing the plaintiff's action. In doing so, the Supreme Court ruled that New Jersey does not recognize a class action lawsuit predicated on the "fraud on the market" theory in connection with the purchase or sale of securities. As a result of this ruling, the Company, which has always viewed the complaint as being entirely without merit, believes that no action which is based on the same alleged facts would be sustained against the Company or any of the named defendants in either state or Federal courts.

           The Company was a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. Although the Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred, management concluded that the uncertainty inherent in any litigation as well as the drain on management's time and the Company's resources merited an amicable resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise.

                               i-STAT CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its Annual Meeting of Stockholders on May 24, 2000, at which time two matters were submitted to a vote of stockholders. A description of the matters voted upon and a voting tabulation for each matter is as follows:

         I. Election of five members to the Board of Directors, each to serve until the next Annual Meeting.

                                                              NUMBER OF VOTES
                                     -------------------------------------------------------------------
             Name of Nominee            For        Against/Withheld     Abstentions     Broker Non-Votes
             ---------------            ---        ----------------     -----------     ----------------
        J. Robert Buchanan, M.D.     16,622,489         33,002              N/A                N/A
            Stephen D. Chubb         16,619,589         35,902              N/A                N/A
           William P. Moffitt        16,622,623         32,868              N/A                N/A
           Lionel N. Sterling        16,622,889         32,602              N/A                N/A
              Anne VanLent           16,618,589         36,902              N/A                N/A




         II. Ratification of the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the Company's books and accounts for the year 2000.



                                                     NUMBER OF VOTES
                            -------------------------------------------------------------------
                               For        Against/Withheld     Abstentions     Broker Non-Votes
                               ---        ----------------     -----------     ----------------
                            16,617,701         25,028              12,762             N/A


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



DATE:      August 14, 2000



                                           i-STAT CORPORATION
                                              (Registrant)



                                     BY:   /s/ William P. Moffitt
                                           William P. Moffitt
                                           President and Chief
                                           Executive Officer
                                           (Principal Executive Officer)


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