Form 10-Q
period 2000-09-30
I STAT CORPORATION /DE/
filed 2000-11-13
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     of 1934

                For the quarterly period ended September 30, 2000

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



                                 (609) 443-9300
                                 --------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  /X/                                        No  / /



        The number of shares outstanding of each of the Issuer's classes of Common Stock as of the latest practicable date.

            Class                                        November 9, 2000
            -----                                        ----------------
            Common Stock, $ .15 par value                18,377,045

                               i-STAT CORPORATION

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I FINANCIAL INFORMATION

       Item 1 - Financial Statements

       Consolidated Condensed Statements of Operations
           for the three months and nine months
           ended September 30, 2000 and 1999 ..........................        3

       Consolidated Condensed Balance Sheets
           as of September 30, 2000 and December 31, 1999 .............        4

       Consolidated Condensed Statements of Cash Flows
           for the nine months ended September 30, 2000 and 1999 ......        5

       Notes to Consolidated Condensed Financial Statements ...........    6 - 8

       Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................   9 - 14


PART II  OTHER INFORMATION

       Item 1 - Legal Proceedings .....................................       15

       Item 6 - Exhibits and Reports on Form 8-K ......................       16


SIGNATURES ............................................................       17

                              i-STAT CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                 (unaudited)


                                                          Three Months Ended                          Nine Months Ended
                                                            September 30,                               September 30,
                                                 ----------------------------------          ----------------------------------
                                                     2000                  1999                  2000                  1999
                                                 ------------          ------------          ------------          ------------
Net revenues:
     Related party sales ...............          $    10,432           $     8,672           $    30,425           $    25,581
     Third party sales .................                2,196                 2,153                 6,266                 5,806
     Other related party revenues ......                  825                   552                 2,725                 1,753
                                                 ------------          ------------          ------------          ------------
       Total net revenues ..............               13,453                11,377                39,416                33,140
Cost of sales ..........................                8,351                 8,015                30,247                26,520
                                                 ------------          ------------          ------------          ------------
           Gross profit ................                5,102                 3,362                 9,169                 6,620
                                                 ------------          ------------          ------------          ------------
Operating expenses:
     Research and development ..........                1,860                 1,842                 6,129                 5,780
     General and administrative ........                1,952                 1,396                 5,378                 6,126
     Sales and marketing ...............                1,865                 1,960                 5,842                 6,347
     Litigation settlement .............                   --                    --                 1,500                    --
                                                 ------------          ------------          ------------          ------------
       Total operating expenses ........                5,677                 5,198                18,849                18,253
                                                 ------------          ------------          ------------          ------------
           Operating loss ..............                 (575)               (1,836)               (9,680)              (11,633)
                                                 ------------          ------------          ------------          ------------
Other income (expense), net ............                  461                   358                 1,406                 1,172
                                                 ------------          ------------          ------------          ------------
Net loss ...............................         $       (114)          $    (1,478)         $     (8,274)         $    (10,461)
                                                 ============          ============          ============          ============
Basic and diluted net loss per share ...         $      (0.01)          $     (0.08)         $      (0.46)         $      (0.60)
                                                 ============          ============          ============          ============
Shares used in computing basic and
     diluted net loss per share ........           18,060,265            17,566,063            17,929,929            17,519,532
                                                 ============          ============          ============          ============


  The accompanying notes are an integral part of these consolidated condensed financial statements
                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (unaudited)


                                                                                       September 30,       December 31,
                                                                                            2000               1999
                                                                                       -------------       ------------
         ASSETS

Current assets:
     Cash and cash equivalents .................................................         $  22,129          $  25,575
     Accounts receivable, net ..................................................               735                413
     Accounts receivable from related parties ..................................             3,631              4,185
     Inventories ...............................................................            14,717              8,886
     Prepaid expenses and other current assets .................................             1,227              1,185
                                                                                         ---------          ---------
         Total current assets ..................................................            42,439             40,244
Plant and equipment, net of accumulated depreciation of
     $26,607 and $24,761 .......................................................            17,034             15,936
Other assets ...................................................................             1,944              1,944
                                                                                         ---------          ---------
         Total assets ..........................................................         $  61,417          $  58,124
                                                                                         =========          =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..........................................................         $   3,613          $   2,269
     Accrued expenses ..........................................................             5,036              4,453
     Deferred revenue (inclusive of related party deferred
         revenue of $7,859 in 2000 and $1,545 in 1999) .........................             7,989              1,564
                                                                                         ---------          ---------
         Total current liabilities .............................................            16,638              8,286
                                                                                         ---------          ---------
     Deferred revenue from related party, non-current ..........................             5,123              5,175
                                                                                         ---------          ---------
         Total liabilities .....................................................            21,761             13,461
                                                                                         ---------          ---------
Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized, 7,000,000:
         Series A Junior Participating Preferred Stock, $.10 par value,
         1,500,000 shares authorized; none issued ..............................                --                 --
         Series B Preferred Stock, $.10 par value, shares authorized 2,138,702:
         shares issued and outstanding -0- at September 30, 2000
         and 2,138,702 at December 31, 1999 ....................................                --                214
     Common Stock, $.15 par value, shares authorized 25,000,000:
         shares issued and outstanding 18,366,757 at September 30, 2000
         and 15,761,630 at December 31, 1999 ...................................             2,755              2,364
     Treasury Stock, at cost, 40,817 shares at September 30, 2000 and
         -0- shares at December 31, 1999 .......................................              (750)                --
     Additional paid-in capital ................................................           238,306            234,487
     Unearned compensation .....................................................              (958)            (1,547)
     Loan to officer, net ......................................................              (771)              (716)
     Accumulated deficit .......................................................          (197,744)          (189,470)
     Accumulated other comprehensive loss related to
         foreign currency translation ..........................................            (1,182)              (669)
                                                                                         ---------          ---------
         Total stockholders' equity ............................................            39,656             44,663
                                                                                         ---------          ---------
         Total liabilities and stockholders' equity ............................         $  61,417          $  58,124
                                                                                         =========          =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)
                                   (unaudited)


                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                             --------------------------------
                                                                                               2000                    1999
                                                                                             --------                --------
Cash flows from operating activities:
    Net loss ......................................................................       $   (8,274)             $  (10,461)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities .............................................             (242)                  2,778
    Change in assets and liabilities ..............................................            7,380                     136
                                                                                          ----------              ----------
        Net cash used in operating activities .....................................           (1,136)                 (7,547)
                                                                                          ----------              ----------
Cash flows from investing activities:
    Purchase of equipment .........................................................           (5,051)                 (5,335)
    Other .........................................................................             (105)                   (210)
                                                                                          ----------              ----------
        Net cash used in investing activities .....................................           (5,156)                 (5,545)
                                                                                          ----------              ----------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock ........................................            3,863                     338
    Purchase of Treasury Stock ....................................................             (750)                     --
    Loan to officer ...............................................................             (257)                   (716)
                                                                                          ----------              ----------
        Net cash provided by (used in) financing activities .......................            2,856                    (378)
                                                                                          ----------              ----------
    Effect of currency exchange rate changes on cash ..............................              (10)                    (65)
                                                                                          ----------              ----------
    Net decrease in cash and cash equivalents .....................................           (3,446)                (13,535)
    Cash and cash equivalents at beginning of period ..............................           25,575                  38,390
                                                                                          ----------              ----------
    Cash and cash equivalents at end of period ....................................       $   22,129              $   24,855
                                                                                          ==========              ==========




  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)


1.    GENERAL

      Basis of Presentation

      The information presented as of September 30, 2000 and 1999, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

      Basic and Diluted Loss per Share

      Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Series B preferred shares have been included in the calculations since their date of issuance and through conversion in March 2000, as they were convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has not included potential common shares in the diluted per-share computation, as the result is antidilutive.

      Options to purchase 2,665,443 shares of common stock at $1.50 - $32.58 per share, which expire on various dates from November 2000 to September 2010, were outstanding at September 30, 2000. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

      Comprehensive Income

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                       2000              1999              2000              1999
                                                     --------          --------          --------          --------
                                                                        (In thousands of dollars)
      Net loss .............................         $   (114)        $  (1,478)        $  (8,274)        $ (10,461)
      Other comprehensive income (loss):
          Foreign currency translation .....             (366)              105              (513)              532
                                                     --------          --------          --------          --------


      Comprehensive loss ...................         $   (480)         $ (1,373)         $ (8,787)         $ (9,929)
                                                     ========          ========          ========          ========

      Recently Issued Accounting Pronouncements:

      In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flow.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which addresses the staff's views on the application of United States generally accepted accounting principles for revenue recognition. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operations.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)



      Reclassification:

      Certain reclassifications have been made to 1999 amounts to conform them to the 2000 presentations.

2.    INVENTORIES

      Inventories consist of the following:

                                                  September 30, 2000     December 31, 1999
                                                          (In thousands of dollars)
        Raw materials ........................       $      6,298           $      3,402
        Work in process ......................              3,377                  2,764
        Finished goods .......................              5,042                  2,720
                                                     ------------          -------------
                                                     $     14,717           $      8,886
                                                    =============          =============



3.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479 (the "Patent"). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case back to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was initially scheduled to commence on November 6, 2000, but has been postponed in order to allow the Company to present argument that certain evidence pertaining to the plaintiff's interpretation of the Patent should serve as the basis for dismissal of the case. A decision on this point is unlikely to occur prior to the beginning of 2001. The Company believes that it will prevail in this case, but should the plaintiff prevail, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

4.    RELATED PARTY TRANSACTIONS

      In January 2000, the Company received from Abbott Laboratories ("Abbott") the third installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott), in the amount of $10.8 million. The first installment of $5.0 million is carried on the consolidated condensed balance sheet as deferred revenue, non-current, and will be amortized to income after the other installments have been fully amortized to income. Subsequent installments are carried on the consolidated condensed balance sheet as deferred revenue, current, net of amortization of such prepayments to income as incremental cartridge sales are generated.

      The Company generated $10,432,000 and $8,309,000 of net sales from Abbott for the three months ended September 30, 2000 and 1999, respectively, and $30,286,000 and $23,525,000 for the nine months ended September 30, 2000 and 1999, respectively. Other related party revenues from Abbott comprise approximately $825,000 and $552,000 for the three months ended September 30, 2000 and 1999, respectively, and $2,725,000 and $1,753,000 for the nine months ended September 30, 2000 and 1999, respectively, and represent reimbursement of certain research and development and marketing expenses. At September 30, 2000, the Company had $3,631,000 of accounts receivable due from Abbott. In addition, the Company had $7,859,000 and $1,545,000 of deferred revenue, current, and $5,123,000 and $5,175,000 of deferred revenue, non-current, from Abbott at September 30, 2000, and December 31, 1999, respectively.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)




      On March 16, 2000, Agilent Technologies, Inc., a subsidiary of Hewlett-Packard Company, converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holding and is no longer a related party.

5.    RESTRICTED STOCK

      On February 5, 1999, the board of directors awarded 310,000 shares of restricted Common Stock to four executive officers of the Company. The restricted Common Stock had a fair value at the date of grant of approximately $2,751,250. One executive officer was awarded 250,000 shares of restricted Common Stock, 50,000 shares of which immediately vested on February 5, 1999, and the remaining 200,000 shares vest on February 5, 2002. The 60,000 shares awarded to the other three executive officers vest over a three year period.

      In connection with the award of 250,000 shares to one executive officer, on June 30, 1999, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note for the withholding tax amount carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable three years from the date of the execution of a second promissory note for the remaining taxes of approximately $257,000 which amount was loaned on April 13, 2000 at an interest rate of 6.36%. One third of the principal amount of these loans will be forgiven on each anniversary date of the loan for the remaining taxes if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as a result of the forgiveness of these loans.

      Compensation expenses in the amount of approximately $307,000 and $288,000 were recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the three months ended September 30, 2000 and 1999, respectively, and $875,000 and $1,090,000 during the nine months ended September 30, 2000 and 1999, respectively.

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

           The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company is also studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. The Company has developed an analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities currently possessed by the i-STAT System, incorporates the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product. The new analyzer is known as the i-STAT(R)1 Analyzer. On October 5, 2000, the Company received Food and Drug Administration ("FDA") clearance to market the new analyzer. The Company expects to commence marketing the i-STAT(R)1 Analyzer in the fourth quarter of 2000.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED SEPTEMBER 30, 2000

         The Company generated revenues of approximately $13.5 million and $11.4 million for the three months ended September 30, 2000 and 1999, respectively, including international revenues (as a percentage of total revenues) of $3.5 million (26.0%) and $3.0 million (26.1%), respectively. Revenues from Abbott represented approximately 83.7% and 77.9% of the Company's worldwide revenues for the three months ended September 30, 2000 and 1999, respectively.

         The $2.1 million (18.2%) increase in revenues was primarily due to increased shipment volumes of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital accounts in the United States and internationally. Worldwide cartridge shipments increased 27.3% to 2,525,050 units in the three months ended September 30, 2000, from 1,983,665 units in the three months ended September 30, 1999. Revenues from the increased cartridge shipments were offset by lower worldwide average selling prices per cartridge, which declined from approximately $3.79 to $3.77 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements applicable under the strategic alliance between the Company and Abbott. The increase in
                              i-STAT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


revenues also reflects an increase of approximately $0.3 million in reimbursements from Abbott to fund certain research and development and marketing expenses (the "Abbott Reimbursements"). The Abbott Reimbursements are shown as "Other related party revenues" on the consolidated condensed statements of operations.

         Gross profit (as a percentage of sales) increased by approximately $1.7 million to $5.1 million (37.9%) in the quarter ended September 30, 2000, compared with a gross profit of $3.4 million (29.6%) in the quarter ended September 30, 1999. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, improvements in cartridge production yields, and an increase of approximately $0.3 million in Abbott Reimbursements. The increase in cartridge production volume in the three months ended September 30, 2000 reflects the increase in sales, plus the rebuilding of cartridge inventories following a reduced level of production during the first quarter of 2000. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott.

         The Company incurred research and development costs (as a percentage of sales) of approximately $1.9 million (13.8%) and $1.8 million (16.2%) for the three months ended September 30, 2000 and 1999, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the success of the Company's development programs and its financial resources. Some portion of these expenditures may be funded by Abbott. During the quarter ended September 30, 2000, the Company completed development of an analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities currently possessed by the i-STAT System, incorporates the glucose measurement capabilities of an Abbott product. On October 5, 2000, the Company received FDA clearance to market the new analyzer. Revenues and gross profit in the three months ended September 30, 2000 and 1999, include approximately $0.6 million and $0.4 million, respectively, of Abbott Reimbursements.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $2.0 million (14.5%) and $1.4 million (12.3%) for the three months ended September 30, 2000 and 1999, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure. The increase in general and administrative expenses primarily reflects additional legal and consulting costs associated with ongoing litigation.

         The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $1.9 million (13.9%) and $2.0 million (17.2%) for the three months ended September 30, 2000 and 1999, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. A portion of the costs of the implementation coordinators is covered by the Abbott Reimbursements, and revenues and gross profit in the three months ended September 30, 2000 and 1999, include approximately $0.2 million and $0.1 million, respectively, of such Reimbursements.

         Other income, net, of approximately $0.5 million and $0.4 million for the three months ended September 30, 2000 and 1999, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

         Net loss for the three months ended September 30, 2000 was approximately $0.1 million, or 1 cent per share, compared with a net loss of approximately $1.5 million, or 8 cents per share, for the third quarter of 1999. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 18.060 million and 17.566 million in the 2000 and 1999 periods, respectively.

                              i-STAT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)




         NINE MONTHS ENDED SEPTEMBER 30, 2000

         The Company generated revenues of approximately $39.4 million and $33.1 million for the nine months ended September 30, 2000 and 1999, respectively, including international revenues (as a percentage of total revenues) of $10.3 million (26.2%) and $8.1 million (24.5%), respectively. Revenues from Abbott represented approximately 83.8% and 76.3% of the Company's worldwide revenues for the nine months ended September 30, 2000 and 1999, respectively. The $6.3 million (19.0%) increase in revenues was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital accounts in the United States and internationally. Worldwide cartridge shipments increased 27.3% to 7,177,450 units in the nine months ended September 30, 2000, from 5,638,615 units in the nine months ended September 30, 1999. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $4.00 to $3.71 per cartridge in the same periods. Cartridge average selling prices are expected to continue to decline because of the product transfer pricing arrangements between the Company and Abbott. The increase in revenues also reflects an increase in shipment volumes of the Company's analyzers and peripheral equipment, and an increase of approximately $1.0 million in Abbott Reimbursements.

         Gross profit (as a percentage of sales) increased by approximately $2.6 million to $9.2 million (23.3%) in the nine months ended September 30, 2000, compared with a gross profit of $6.6 million (20.0%) in the nine months ended September 30, 1999. Gross profit in the prior year included a charge of approximately $2.1 million resulting from temporary production losses associated with one of the newer manufacturing processes in the second quarter of 1999. Gross profit in the first half of 2000 was negatively impacted by manufacturing process problems caused by defective tape from a tape supplier that resulted in high scrap levels and a reduced level of production during the first quarter of 2000. The improvement in gross profit was primarily due to increased production volume of the Company's cartridges, which caused fixed manufacturing costs to be spread over a larger number of product units, and an increase of approximately $1.0 million in Abbott Reimbursements. The increase in gross profit was partially offset by lower average selling prices per cartridge and lower average selling prices for analyzers, in each case because of the transfer pricing arrangements between the Company and Abbott.

         The Company incurred research and development costs (as a percentage of sales) of approximately $6.1 million (15.5%) and $5.8 million (17.4%) for the nine months ended September 30, 2000 and 1999, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The Company's current research and development program includes the development of three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company also is studying the development of cardiac marker tests, and other tests to measure enzymes and other analytes. Consequently, research and development expenditures are expected to increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the success of the Company's development programs and its financial resources. Some portion of these expenditures may be funded by Abbott. During the quarter ended September 30, 2000 the Company completed development of an analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities currently possessed by the i-STAT System, incorporates the glucose measurement capabilities of an Abbott product. On October 5, 2000, the Company received FDA clearance to market the new analyzer. Revenues and gross profit in the nine months ended September 30, 2000 and 1999 include approximately $2.2 million and $1.3 million, respectively, of Abbott Reimbursements.

         The Company incurred general and administrative expenses (as a percentage of sales) of approximately $5.4 million (13.6%) and $6.1 million (18.4%) for the nine months ended September 30, 2000 and 1999, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure. The decrease of approximately $0.7 million primarily reflects fees in the 1999 period for special consulting services to assist in the development of manufacturing strategies and capacity plans, and to identify business development opportunities, partially offset by increases in legal and consulting costs associated with ongoing litigation.

          The Company incurred sales and marketing expenses (as a percentage of sales) of approximately $5.8 million (14.8%) and $6.3 million (19.1%) for the nine months ended September 30, 2000 and 1999, respectively, consisting primarily of salaries, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support,
                              i-STAT CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)




order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. The dollar decrease from period to period is primarily attributable to cost reductions following the assumption by Abbott of principal responsibility for the marketing and sales of the i-STAT System. A portion of the costs of the implementation coordinators are covered by the Abbott Reimbursements, and revenues and gross profit in the nine months ended September 30, 2000 and 1999, include approximately $0.5 million and $0.5 million of such Reimbursements, respectively.

         The Company incurred costs of $1.5 million in the nine months ended September 30, 2000 in settlement of the patent infringement litigation with Customedix Corporation.

         Other income, net, of approximately $1.4 million and$1.2 million for each of the nine months ended September 30, 2000 and September 30, 1999, primarily reflects interest income earned on cash and cash equivalents balances.

         Net loss for the nine months ended September 30, 2000 decreased 20.9% to approximately $8.3 million, or 46 cents per share, compared with a net loss of approximately $10.5 million, or 60 cents per share, for the nine months ended September 30, 1999. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 17.930 million and 17.519 million in the 2000 and 1999 periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of approximately $22.1 million, a decrease of approximately $3.5 million from the December 31, 1999 balance of approximately $25.6 million. The decrease reflects approximately $11.9 million of cash used in operating activities and equipment purchases of approximately $5.1 million, partially offset by the receipt of $10.8 million from Abbott in January 2000 and the receipt of approximately $3.1 million, net, from the proceeds of stock option exercises. The $10.8 million received from Abbott represents the third installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott). Working capital decreased by approximately $6.2 million from $32.0 million to $25.8 million during the same period. Changes in working capital during the nine months ended September 30, 2000, primarily reflect the decrease in cash and cash equivalents, a decrease of approximately $0.3 million in accounts receivable, an increase of approximately $6.0 million in inventories, and an increase of approximately $2.0 million in accounts payable and accrued expenses. The increase in inventories reflects the build-up of cartridge inventories to meet increased sales demand, and an increase in analyzer inventories in preparation for the launch of the new i-STAT(R)1 Analyzer. Changes in working capital also include an increase of approximately $6.4 million in deferred revenue, which reflects the receipt of the $10.8 million prepayment from Abbott, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated.

         The Company expects its existing funds to continue to decline until its revenues are sufficient to support its growth, but, together with payments due from Abbott in respect of guaranteed future incremental cartridge sales, to be sufficient to meet its obligations and its liquidity and capital requirements for the near-term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts and the level of Abbott Reimbursements, manufacturing efficiencies and manufacturing plant expansion plans, the outcome of ongoing litigation and competitive conditions.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which addresses the staff's views on the application of the United States generally accepted accounting principles for revenue recognition. The Company will be required to adopt the guidance of this bulletin no later than the fourth quarter of 2000. The Company does not expect SAB 101 to have a material impact on its financial condition or results of operations.

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

                              i-STAT CORPORATION




PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479 (the "Patent"). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case back to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was initially scheduled to commence on November 6, 2000, but has been postponed in order to allow the Company to present argument that certain evidence pertaining to the plaintiff's interpretation of the Patent should serve as the basis for dismissal of the case. A decision on this point is unlikely to occur prior to the beginning of 2001. The Company believes that it will prevail in this case, but should the plaintiff prevail, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

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

DATE:  November 13, 2000





                                           i-STAT CORPORATION
                                              (Registrant)



                                        BY: /s/William P. Moffitt
                                            -----------------------------------
                                               William P. Moffitt
                                               President and Chief
                                               Executive Officer
                                               (Principal Executive Officer)


                                        BY: /s/Roger J. Mason
                                            -----------------------------------
                                               Roger J. Mason
                                               Vice President of Finance,
                                               Treasurer and Chief
                                               Financial Officer
                                               (Principal Financial Officer and
                                               Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.

      27          Financial Data Schedule