Form 10-K
period 2000-12-31
I STAT CORPORATION /DE/
filed 2001-03-30
CIK 882365

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 30, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Yes___ X______     No___________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares of Common Stock outstanding as of March 20, 2001:  18,504,944

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 20, 2001 is approximately $189,053,351. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III incorporates certain information by reference to the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

1.    Business................................................................1

2.    Properties..............................................................9

3.    Legal Proceedings.......................................................9

4.    Submission of Matters to a Vote of Security Holders....................10


                                     PART II

5.    Market for the Registrant's Common Equity
      and Related Stockholder Matters........................................12

6.    Selected Consolidated Financial Data...................................13

7.    Management's Discussion and Analysis of Financial
      Condition and Results of Operations....................................14

7(a). Quantitative and Qualitative Disclosures about Market Risk.............19

8.    Financial Statements and Supplementary Data
      (a) Financial Statements...............................................19
      (b) Selected Quarterly Financial Data..................................44

9.    Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure.................................19

                                    PART III

10.   Directors and Executive Officers of the Registrant.................11, 20

11.   Executive Compensation.................................................20

12.   Security Ownership of Certain Beneficial
      Owners and Management..................................................20

13.   Certain Relationships and Related Transactions.........................20


                                     PART IV

14.   Exhibits, Financial Statement Schedules
      and Reports on Form 8-K................................................20

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

                                     PART 1

ITEM 1. BUSINESS

i-STAT Corporation ("i-STAT" or the "Company"), was incorporated in Delaware in 1983, and develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. The Company's current products, known as the i-STAT(R) System, consist of portable, hand-held analyzers and single-use, disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System uses a simple, one-step procedure, the results of which can be easily linked by infrared transmission to a health care provider's information system. As of December 31, 2000, i-STAT had one primary customer, Abbott Laboratories ("Abbott") as well as customers in the United States, Japan, Europe, Canada, South America and Asia. The Company intends for the i-STAT System to become the standard of care for blood analysis at the patient's side, enabling rapid clinical intervention, improved patient outcomes, and lower operational costs.

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

By virtue of a strategic technology and marketing alliance concluded in mid-1995 between the Company and Hewlett-Packard Company ("HP"), the i-STAT System was introduced and marketed in Europe by HP in 1996. In addition, i-STAT and HP jointly developed a blood analysis device (the "Integrated Analyzer"), based on the i-STAT System, for integration into HP's customer installed base of patient monitoring systems. This device was introduced in 1997. (By virtue of a spinoff of its measurement systems business in 1999, HP assigned its rights and obligations under its agreements with the Company to Agilent Technologies, Inc. ("Agilent").) In order to accelerate and increase sales of the i-STAT System, in September 1998 the Company entered into a long-term global product marketing and product development alliance with Abbott. During 2000, approximately 83.5% of the Company's revenues were derived from Abbott. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Alliance with Abbott Laboratories".

i-STAT SYSTEM COMPONENTS

The i-STAT System is composed of an analyzer, which is a hand-held, portable instrument, and various single-use, disposable cartridges, which contain the electrochemical biosensors necessary to perform the desired blood tests. The Company's single-use, disposable cartridges currently allow the i-STAT System to perform blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, (pH, PCO(2) and PO(2)), and bicarbonate and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O(2) saturation, by calculation from the tests performed. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving. In the fourth quarter of 2000, the Company introduced an analyzer and associated peripheral equipment which, in addition to having the measurement capabilities possessed by the i-STAT System, incorporates the glucose measurement capabilities of an Abbott product. The new i-STAT(R) 1 Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense(R) glucose strips on one integrated hand-held device. The new analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a new central data management system, enhances the customers' ability to centrally manage a widely distributed point-of-care testing program.

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

MARKETING AND DISTRIBUTION

The i-STAT System is currently marketed primarily to the critical care departments of hospitals in the United States, where the highest volume of blood tests are performed on a "stat" basis. The i-STAT System also is marketed to hospitals in Japan, Europe, Canada, South America and Asia. Prior to November 1998, the Company marketed and distributed the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Europe through HP, in Japan through Japanese marketing partners and in South America and Asia through selected distribution channels. Since November 1998, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Revenues from Abbott represented approximately 83.5% of the Company's worldwide revenues for 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Alliance with Abbott Laboratories."

In July 1995, the Company entered into license and distribution agreements with HP. The Company's distribution agreement with HP was terminated in November 1999. The Company's license agreement with HP, since assigned to Agilent, provides for the grant by the Company to Agilent of a perpetual, worldwide license under certain of the Company's intellectual property to develop and distribute the Integrated Analyzer to professionally attended human healthcare institutions. The license does not include the right to make, use or sell the Company's cartridges and provides for the payment of royalties to the Company. If the Company grants to any third party a license to make and distribute Integrated Analyzers on royalty terms more favorable to the third party than under the Agilent license agreement, then Agilent's royalty obligations generally will be adjusted to such third party's rates. The license agreement is scheduled to expire generally at the time of expiration of the Company's last-to-expire patent covering the licensed technology. In August of 1997, the Company signed an agreement with HP (which also was subsequently assigned to Agilent) to supply electromechanical components to HP for use in the Integrated Analyzer. This electromechanical mechanism is substantially equivalent to the mechanism used in the Company's portable hand-held analyzers. The agreement is subject to yearly extensions. Revenues from Agilent represented approximately 1.1% of the Company's worldwide revenues for 2000.

In August 1988, the Company entered into product commercialization and distribution agreements with JCR Pharmaceuticals Inc. and FUSO Inc., two Japanese pharmaceutical and medical device companies. Pursuant to such agreements, i-STAT granted product distribution rights covering Japan, South Korea and Taiwan for an initial exclusive period which expired, and a non-exclusive period from December 1997 to December 2002 which covers only Japan. The Company understands that JCR has assigned to FUSO all distribution rights under these agreements. Sales to FUSO represented approximately 9.5% of the Company's worldwide revenues for 2000.

The Company also markets its products to veterinarians' offices in the United States and selected other countries through a three year distribution agreement with Heska Corporation ("Heska"), signed in February 1999. Sales to Heska represented approximately 5.9% of the Company's worldwide revenues for 2000.

See "Government Regulation" for a description of the regulatory framework impacting the marketing of the Company's products in certain geographical areas and alternate site markets.

COMPETITION

The Company competes principally with manufacturers of traditional blood analysis equipment used by clinical laboratories. Historically, most clinical testing has been performed in the hospital or in a commercial laboratory setting. These clinical laboratories provide analyses similar to those conducted by the i-STAT System and have traditionally been effective at processing large panels of tests with the use of skilled technicians and complex equipment. While i-STAT cannot provide the same range of tests, the Company believes that its products offer several advantages over clinical laboratories, including lower costs, faster results and reduced opportunity for error. In addition, the i-STAT System's testing capabilities currently are sufficiently broad to enable larger health care facilities to close "stat" laboratories and replace them wholly with the i-STAT System. Other companies may introduce products performing the same or similar functions as the i-STAT System. In such case, the Company may not be able to compete effectively with these products, or these products may render the Company's products obsolete. The Company is aware of products that have been developed and are being marketed for point-of-care analysis of some or all of the analytes measured by the i-STAT System. The Company believes that these products are more difficult to use, less efficient and test for fewer analytes than the i-STAT System, and otherwise do not offer the same features and benefits.

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

Most product manufacturing and cartridge assembly by the Company is conducted in two adjoining facilities totaling 96,256 square feet located in Kanata, Ontario, Canada. These leased facilities include 18,925 square feet of Class 1,000 and Class 10,000 cleanrooms. In addition, the Company assembles analyzers at its principal offices in East Windsor, New Jersey. In mid-1998, the Company commenced the transfer of its New Jersey cartridge assembly and inspection operations to the Kanata facility and completed that transfer in April 1999. See "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company is currently manufacturing its cartridges at a rate of over 12,000,000 per year, utilizing four cartridge assembly lines. The Company has the capacity to manufacture over 30,000,000 cartridges at full factory utilization using the current generation of its biosensor chips and taking into account planned yield and productivity improvements and the addition of three cartridge assembly lines within the existing facilities.

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

RESEARCH AND DEVELOPMENT

From commencement of the Company's operations in 1984 until 1992, most of its financial resources were dedicated to the development of the core technology that has resulted in the i-STAT System. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. In the fourth quarter of 1999, the Company commenced shipments of its new lactate test incorporated into a cartridge that also tests for blood gases. In early 2000, the Company received FDA clearance to market its first coagulation test, the Celite(R) ACT (activated clotting time), and commenced shipments in March 2000. The Company is pursuing the development of three other coagulation tests, kaolin ACT, prothrombin time ("PT") and activated partial thromboplastin time ("aPTT"). The Company is also studying the development of cartridges that will incorporate tests for markers of cardiac damage based upon immunoassay techniques. In 2000, the Company also introduced a cartridge that combines its glucose test onto its combination blood gas/electrolyte cartridge and an expanded measurement range for its glucose measurements. In the fourth quarter of 2000, the Company introduced a new analyzer (the i-STAT(R)1 Analyzer) that combines the measurement capabilities of the i-STAT System with the measurement capabilities of an Abbott point-of-care glucose testing system and incorporates additional advanced features along with a range of peripheral components including an advanced data management system. In connection with their strategic alliance, the Company and Abbott entered into a Research Agreement pursuant to which certain of the Company's research and development may be funded by Abbott. Abbott currently is not funding any of the Company's research and development programs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Alliance with Abbott Laboratories". See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development costs during 1998, 1999 and 2000.

PATENTS AND PROPRIETARY RIGHTS

i-STAT pursues a policy of seeking patent protection, both in the United States and abroad, for each of the areas of invention embodied in the i-STAT System. The Company holds 31 United States utility patents related to the i-STAT System, the earliest of which was issued on September 5, 1989, which on average have over 11 years remaining on their patent terms, and two United States design patents related to the i-STAT System. These patents relate to the unique functional features and fabrication of the electrode technology contained in the i-STAT cartridges, operation of the cartridges, the technologies used in the i-STAT analyzers, in-house quality control instrumentation and matters related to other potential uses of the i-STAT System. The Company has five pending United States utility patent applications. The Company has received patents in Japan, Europe, Canada and Taiwan corresponding to certain of the patents issued in the United States and has filed or plans to file for patent protection in certain countries which represent a significant segment of the intended market for its products. There can be no assurance that additional patents for i-STAT's products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to i-STAT.

In addition to its patent position, i-STAT also relies upon trade secrets, know-how and continuing technological innovation to maintain its competitive advantages. The Company maintains a policy requiring all employees and consultants to sign confidentiality agreements under which they agree not to use or disclose i-STAT's confidential information as long as that information remains proprietary or, in some cases, for fixed time periods. There can be no assurance, however, that such proprietary technology will not be independently developed or that secrecy will not be breached. Under Company policy, all technical employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company's activities and not to engage in activities similar to the Company's for any other person or entity during the term of their employment or for at least six months thereafter.

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

The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled, and, if the investigator observes conditions which might be violations, those conditions must be corrected or satisfactorily explained, or the manufacturer could face regulatory action that might include physical removal of the product from the marketplace. The Company's New Jersey facilities have been inspected on four occasions by the FDA and, as of the date of those inspections, there were no observed conditions which might result in violations. The FDA also regulates labeling and advertising for devices restricted to use by health care professionals, such as the i-STAT System.

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

The Company's products are also affected by the Clinical Laboratory Improvement Act of 1988 ("CLIA"). This law is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity "waived," "moderate complexity" and "high complexity." The Company's products have been designated as "moderate complexity." Subsequent categorization of the Company's products as "high complexity" tests could hinder the Company's ability to market its products. Expansion into alternate site markets, particularly doctors' offices, may be limited by the regulatory burden imposed by the classification of the i-STAT System as a moderately complex test under CLIA. There can be no assurance that CLIA regulations or future administrative interpretations of CLIA will not have an adverse impact on the Company.

In addition, certain aspects of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may affect how the Company handles, stores and transmits patient data, and may require additional electronic security and privacy measures to be put in place. Because we cannot yet determine the cost of any additional measures required under HIPAA, these new regulatory requirements may adversely impact the Company's ability to do business.

The Company and its products are also subject to a variety of state laws and regulations in those states where its products are marketed, sold or used. Certain states currently restrict or control, to varying degrees, the use of medical devices such as the i-STAT System outside the clinical laboratory by persons other than doctors or authorized technologists. These restrictions have hindered the marketing of the Company's products in these locations. The Company is seeking interpretations, rulings or changes in relevant laws and regulations that will remove or ameliorate these restrictions. Although the Company has been successful in gaining favorable rulings and changes in certain relevant laws and regulations, there can be no assurance that the Company will be successful in its efforts to remove or ameliorate all these legal restrictions.

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

EMPLOYEES

As of December 31, 2000, the Company employed 683 persons on a full-time basis. None of i-STAT's employees are covered by a collective bargaining agreement. i-STAT believes that its relationship with its employees is good and that its success is dependent on, among other things, achieving and retaining scientific and technological superiority and being capably managed.

INSURANCE

The Company maintains a product liability insurance policy in the amount of $1 million, and an excess liability insurance policy in the amount of $25 million, which are the maximum payouts for all claims that could be made during a calendar year. If the Company does not or cannot maintain its existing or comparable product liability insurance, its ability to market its products may be significantly impaired. The amount and scope of any insurance coverage upon which the Company relies may not be adequate to protect the Company in the event a successful product liability claim is made against the Company. No product liability insurance claim has ever been made against the Company. The Company also maintains general liability and business interruption liability insurance policies.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE ARE NOT PROFITABLE; WE MUST INCREASE SALES OF OUR PRODUCTS TO BE PROFITABLE. We were formed in 1983, and we have not yet made an operating profit. We cannot guarantee that we will ever be profitable. Furthermore, we may incur additional losses. We can give no assurances that we will be able to market our products at prices and in quantities that will generate a profit. We can give no assurances that we can avoid potential delays and expenses in developing new products, problems with production and marketing or other unexpected difficulties.

OUR SUCCESS DEPENDS ON GREATER COMMERCIAL ACCEPTANCE; WE ARE NOT ABLE TO PREDICT FUTURE COMMERCIAL ACCEPTANCE. Our future depends on the success of the i-STAT System, which depends primarily on its acceptance by an increasing number of hospitals as a reliable, accurate and cost-effective replacement for traditional blood measurement methods. The i-STAT System is known as a "point-of-care" blood testing device, which is a relatively new way to analyze blood. Currently, central and "stat" laboratories within hospitals or independent commercial laboratories perform critical or "stat" blood testing. Although the market is increasingly accepting point-of-care blood testing, most acute care hospitals already use expensive blood testing instruments in their central and "stat" laboratories and many are reluctant to change their current procedures for performing blood analysis. In addition, the i-STAT System currently does not measure a large enough number or range of analytes for some hospitals to consider broadly adopting it. Although we continue to develop additional tests to respond to hospitals' needs, we cannot guarantee that we will be able to develop enough additional tests quickly enough or in a way that is cost-effective or at all.

WE RELY ON ABBOTT LABORATORIES FOR THE MARKETING AND SALES OF OUR PRODUCTS. In September 1998, the Company and Abbott signed agreements which provide for a long-term sales, marketing and research alliance. We signed a product distribution agreement with Abbott, under which Abbott became the exclusive distributor of the i-STAT System in most parts of the world and any new products we develop for use in the professionally attended human healthcare market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Alliance with Abbott Laboratories." As a result of this alliance, our revenues are significantly affected by sales made through Abbott. We expect to face significant marketing challenges in the future, and while our agreements with Abbott remain in effect our profitability will depend heavily upon Abbott's success in selling our products. If Abbott is unsuccessful in marketing the i-STAT System or our agreements with Abbott are terminated, we will have to hire and train additional marketing and sales personnel and/or enter into new product distribution agreements with another party. We cannot guarantee that we would be able to enter into new product distribution agreements or find a company that could provide a level of distribution or competent marketing and sales personnel equivalent to Abbott's, or that we could accomplish this in a short period of time. Moreover, our agreement with Abbott gives Abbott sole discretion to set the prices for our products, which can have a big effect on our revenues, margins and profits.

OUR MANUFACTURING IS SUBJECT TO CERTAIN RISKS. We may face unexpected technical problems in trying to transfer product ideas from the development stage to the manufacturing stage. These technical problems could delay our plans for new product releases. In addition, our manufacturing operations use highly technical processes involving unique, proprietary biosensor microfabrication techniques which our manufacturing personnel must continuously monitor and update, especially as we develop more products. Also, we may not be able to predict or satisfy changing customer demands for certain products and it could take longer than expected for us to change the manufacturing processes to respond to these demands. As a result, we may not have sufficient inventory to meet customer demands or we may have too much product inventory at times, which could affect our relationships with customers and negatively affect our working capital. In order to be profitable, we must manufacture greater quantities of products than we have to date and we must do this more efficiently than we have. We cannot guarantee that we will be able to do so. Some of the components of the i-STAT System are custom-made by only a few outside vendors. We may not be able to meet the demand for our products if one or more of these vendors could not supply us with the needed components or components which meet our specifications. We have experienced manufacturing problems because of vendor or component issues. Our Kanata, Ontario facility is the only cartridge manufacturing facility, and our East Windsor, New Jersey facility is the only facility where our hand-held analyzers are manufactured. If either facility were damaged or closed due to fire or other causes, it would negatively impact our business.

WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE AND THESE FUNDS MAY NOT BE AVAILABLE TO US. We expect our existing funds to be sufficient to meet our obligations and our liquidity and capital requirements for the near term. However, numerous factors may change this expectation. In the long term, we anticipate that we will need additional financing before our operations are profitable enough to enable us to fund additional product development and increase manufacturing capacity to meet anticipated product demand. We have no commitments for any additional financing and we cannot assure investors that any such commitment could be obtained on favorable terms, if at all. Any additional equity financing may cause dilution of our current stockholders, and any debt financing may require restrictions on our right to declare dividends or on other aspects of our business.

WE MAY NOT BE SUCCESSFUL IN DEFENDING OUR PROPRIETARY RIGHTS OR PROPRIETARY RIGHTS CLAIMS MADE BY OTHERS. Our commercial success depends partly upon our trade secrets, know-how, trademarks, patents and other proprietary rights. We actively seek patent protection for our proprietary technology in the United States and internationally, but we cannot guarantee that third parties will not challenge our patents or that they will not be invalidated or designed around or that they will provide a commercially significant level of protection. We cannot guarantee that any pending patent applications or applications filed in the future will result in a patent being issued to us. Furthermore, once issued, a patent is not always valid or enforceable, and a patent holder may still infringe the patent rights of others. If our key patents are invalidated or expire, this could lead to increased competition and would adversely affect our business. In addition, we may be found to have infringed the proprietary rights of others or may be required to respond to patent infringement claims and may have to litigate to determine the priority of inventions. We are in the middle of such litigation at this time. Litigation may be necessary to enforce our patents, trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. The defense or prosecution of intellectual property proceedings is costly and a diversion of our management resources. A determination against us could be very costly and/or require us to seek licenses from third parties which may not be available on commercially reasonable terms, if at all. Furthermore, we can provide no assurances that we will be able to maintain the confidentiality of our trade secrets or know-how or that others may not develop or acquire trade secrets or know-how that are similar to ours.

WE COMPETE AGAINST LARGER, STRONGER ENTITIES THAT SELL MORE ESTABLISHED BLOOD ANALYSIS PRODUCTS. Our success depends on our ability to establish and maintain a competitive position in the blood analysis market. We expect that manufacturers of conventional blood analysis products used in clinical laboratories will compete intensely to maintain their markets and revenues. Some of these manufacturers currently offer products which many perceive to be less expensive to operate and which include a broader range of tests than the products we offer and expect to offer. We can provide no assurances that competitive pressures will not result in price reductions of our products, which could adversely affect our profitability. In addition, health care providers may choose to maintain their current method of blood testing. We also face competition from manufacturers of other blood analyzers intended for point-of-care use. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than ours. Our products may become obsolete or non-competitive if rapid technological changes or developments occur. We need to continue to make substantial investments in and commit significant resources to product improvement and development in order to stay competitive and successfully introduce new products. We can provide no assurances that we will have the resources necessary to make such investments. If we do have the required resources, we can provide no assurances that we will be able to respond adequately to technological or market changes.

WE DEPEND ON KEY MEMBERS OF OUR STAFF AND MUST RETAIN AND RECRUIT QUALIFIED INDIVIDUALS IF WE ARE TO BE COMPETITIVE. Our success depends on our ability to attract and retain certain scientific, technical, regulatory and managerial personnel. If we lose key personnel, it could have a materially adverse effect on our business. Competition for qualified personnel is intense and we cannot guarantee investors that we will be successful in recruiting or retaining such personnel in the future.

RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS. In recent years, we have experienced substantial sales growth in international markets and expect to continue to expand our product distribution internationally. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, and potentially adverse tax consequences. In addition, it may be difficult for us to enforce and collect receivables through a foreign country's legal system and to protect our intellectual property in foreign countries. International sales are invoiced and settled in U.S. dollars. However, the cartridge price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies. This is because the international cartridge price is based on the price paid by customers in local currencies. When the values of foreign currencies change with respect to the U.S. dollar, the price changes due to the foreign exchange conversion of local currency prices. Price reductions are limited, however, by guaranteed minimum prices established for each cartridge. We cannot assure investors that one or more of these factors will not have a material and adverse effect on our international business opportunities.

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

MANAGEMENT AND SIGNIFICANT SHAREHOLDERS CAN EXERCISE INFLUENCE OVER THE COMPANY. As of March 20, 2001, directors, executive officers and principal shareholders of the Company beneficially owned approximately 45% of our outstanding voting securities. As a result, these shareholders, individually and/or acting together may be able to influence the outcome of shareholder votes. Examples of shareholder votes include those for the election of directors, changes in our Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale of all or substantially all of our assets. In addition, if we receive certain information relating to an offer for our voting securities of all or substantially all of our assets, we must provide notice to Abbott. Furthermore, our exclusive distribution arrangement with Abbott and our licensing arrangement with HP could discourage a third party from making any such offer.

THE COMPANY'S STOCK PRICE IS VOLATILE AND INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. The market price of our Common Stock has fluctuated significantly and as a result, it has been described as "volatile." Future announcements concerning the Company or its competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of our Common Stock. We believe that a significant percentage of our Common Stock is held by institutional investors, and Abbott owns 2,000,000 shares of our Common Stock. The decision by any of these investors to sell all or a substantial portion of their holdings could have an adverse impact on the market price for our Common Stock. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations, which may adversely affect the market price of our Common Stock. Some of these fluctuations have particularly affected high technology companies and they have often been unrelated to the operating performance of such companies. In addition, general economic, political and market conditions may also adversely affect the market price of our Common Stock. We cannot provide any assurances that the trading price of our Common Stock will remain at or near its current level.

ITEM 2. PROPERTIES

The Company's principal manufacturing facilities are located in Kanata, Ontario, Canada, where it leases a 53,802 square foot building for a term expiring in February 2004. The Company also leases 42,454 square feet in an adjoining building for a term expiring in February 2004, subject to, at the Company's option, renewal for one five-year term. The Company also leases executive offices in East Windsor, New Jersey, where it occupies a 37,474 square-foot facility. The East Windsor lease expires in September 2003, subject to, at the Company's option, renewal for one five-year term.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was initially scheduled to commence on November 6, 2000, but was postponed in order to allow the Company to present argument that certain evidence pertaining to the plaintiff's interpretation of the Patent should serve as the basis for dismissal of the case. On February 23, 2001, the District Court decided not to dismiss the case and accordingly, the case is expected to be tried in late Spring or early Summer 2001. Should the plaintiff prevail in this case, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

The Company was a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management's time and the Company's resources merited an out of court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

                               EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are as follows:

WILLIAM P. MOFFITT
Age 54. Mr. Moffitt is the President and Chief Executive Officer of the Company. He has held various offices since he joined the Company as Executive Vice President in July 1989. He has served as Chief Executive Officer of the Company since February 1993, as President since November 1991 and as a director since May 1990. From 1985 to 1989, Mr. Moffitt was President of the Physician Diagnostics Division of Baxter Healthcare Corp., a diversified health care company. Mr. Moffitt holds a B.S. from Duke University.

NOAH J. KROLOFF
Age 38. Mr. Kroloff is the Vice President of International Sales and Marketing and Corporate Development. He joined the Company in May 1994. From September 1990 to May 1994, he was a manager at McKinsey & Company, a leading management consulting firm, where he specialized in international alliances among medical products companies. Prior to joining McKinsey, he served in consulting and business development roles for several biotechnology companies and for Merck & Co., Inc. Mr. Kroloff holds an M.B.A. in finance and marketing from the MIT Sloan School of Management and a B.A. in general science from Brandeis University.

ROGER J. MASON
Age 52. Mr. Mason has served as Vice President of Finance, Treasurer and Chief Financial Officer since he joined the Company in July 1996. From October 1994 to June 1996, he was Vice President, Finance and Treasurer, and Chief Financial Officer at Concurrent Computer Corporation, a publicly held, leading worldwide supplier of networked and distributed, high performance, real time, fault-tolerant computing systems. From April 1991 to October 1994, Mr. Mason served as Chief Financial Officer and Treasurer at Integral Peripherals Inc., a disk drive manufacturer. From 1981 to 1991, he held senior executive positions at Maxtor Corporation, a publicly held disk drive manufacturer, MiniScribe Corporation, a publicly held disk drive manufacturer whose assets were acquired by Maxtor Corporation, and Ironstone Group, Inc., a publicly held holding company. His experience also includes public accounting with Coopers & Lybrand and Honey, Perriam & Company. He is a fellow of the Institute of Chartered Accountants in England and Wales.

MICHAEL P. ZELIN
Age 40. Mr. Zelin is the Executive Vice President and Chief Technology Officer of the Company. He served as Senior Vice President, Research and Development, from February 1999 to January 2001. From March 1992 to January 1999, he served as Vice President of Systems Development. Since joining the Company in February 1986 he has held various technical positions including Manager and Director of Systems Engineering, and has contributed to nine of the Company's U.S. patents or patents pending.

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

2000                                                    High               Low
--------------------------------------------------------------------------------
First Quarter......................................    $19.38            $11.63
Second Quarter.....................................    $18.69            $10.13
Third Quarter......................................    $23.31            $16.63
Fourth Quarter.....................................    $26.50            $17.50

1999                                                    High               Low
--------------------------------------------------------------------------------
First Quarter......................................    $12.25            $ 7.25
Second Quarter.....................................    $11.25            $ 8.13
Third Quarter......................................    $13.13            $ 7.69
Fourth Quarter.....................................    $16.63            $11.31

HOLDERS

There were approximately 377 registered holders of the Company's Common Stock of record as of March 20, 2001.

RIGHTS

On June 29, 1995, the Company declared a dividend distribution of rights (each, a "Right") to purchase a certain number of units at a price of $104.00, subject to adjustment. The Rights are deemed to attach to and trade together with the Common Stock. Each unit is equal to one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. Rights are distributed in connection with issuances of shares of Common Stock. The Rights are not exercisable until the occurrence of certain events enumerated in the Stockholder Protection Agreement between the Company and First Union National Bank, the Company's rights agent. Until a Right is exercised, no holder of Rights will have rights as a stockholder of the Company other than rights resulting from such holder's ownership of Common Stock, including, without limitation, the right to vote or to receive dividends. A description of the Rights is hereby incorporated by reference from the Company's Current Report on Form 8-K dated July 10, 1995, as amended.

DIVIDENDS

Except for the Rights, the Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere in this Report. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

In thousands of dollars, except share
and per share data                                                    Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                  2000              1999              1998             1997             1996
Statement of Operations Data:
Net revenues .........................      $    55,037       $    45,225       $    39,101       $    37,840       $    30,330
Cost of products sold ................           40,951            36,401            30,664            30,962            26,291
Research and development .............            7,944             7,506             7,281             6,721             5,780
General and administrative ...........            6,983             7,264             7,152             5,761             5,778
Sales and marketing ..................            7,784             8,293            12,956            13,020            11,991
Litigation settlement ................            1,500                --                --                --                --
Consolidation of operations ..........               --                70             1,115                --                --
Other income, net ....................            1,763             1,507             1,672             1,651             2,054
Loss before provision (benefit) for
income taxes .........................           (8,362)          (12,802)          (18,395)          (16,973)          (17,456)
Provision (benefit) for income taxes .             (867)               --                --                --                --
Net loss .............................           (7,495)          (12,802)          (18,395)          (16,973)          (17,456)
Basic and diluted net loss per share .           ($0.42)           ($0.73)           ($1.15)           ($1.17)           ($1.31)
Shares used in computing basic and
diluted net loss per share ...........       17,973,715        17,614,595        16,050,877        14,497,530        13,321,603

In thousands of dollars                                                As of December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                 2000              1999              1998              1997              1996
Balance Sheet Data:
Cash, cash equivalents
and short-term investments                  $    19,536       $    25,575       $    38,390       $    32,914       $    28,417
Working capital ......................           21,521            31,958            44,605            38,697            33,056
Total assets .........................           59,934            58,124            68,906            59,170            55,365
Accumulated deficit ..................         (196,965)         (189,470)         (176,668)         (158,273)         (141,300)
Total stockholders' equity ...........      $    41,052       $    44,663       $    54,660       $    53,045       $    46,834

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

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O(2) saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothombin time ("PT"). The Company is also studying the development of cardiac marker tests. In the fourth quarter of 2000, the Company introduced an analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities possessed by the i-STAT System, incorporates the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product. The new i-STAT(R) 1 Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense(R) glucose strips on one integrated hand-held device. The new analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a new central data management system, enhances the customer's ability to centrally manage a widely distributed point-of-care testing program.

Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer"), which integrates all of the blood diagnostics capabilities of the i-STAT System. (As part of a spinoff of its measurement systems business in 1999, HP assigned its rights and obligations under its agreements with the Company to Agilent Technologies, Inc. ("Agilent").) On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott, which, among other things, has altered significantly the manner in which the Company markets and sells its products worldwide. The majority of the Company's revenues are now derived from Abbott. Please see "Alliance with Abbott Laboratories" for a description of the Company's agreements with Abbott.

RESULTS OF OPERATIONS

The Company generated revenues of approximately $55.0 million, $45.2 million and $39.1 million in 2000, 1999 and 1998, including international revenues (as a percentage of worldwide revenues) of $15.1 million (27.5%), $13.8 million (30.5%) and $9.8 million (25.1%), respectively. Revenues from Abbott represented approximately 83.5%, 78.5% and 11.7% of the Company's worldwide revenues for 2000, 1999 and 1998, respectively.

The $9.8 million (21.7%) increase in revenues from 1999 to 2000 was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital users. Cartridge shipments increased 23.8% to 9,829,225 units in 2000 from 7,941,115 units in 1999. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $3.84 to $3.69 per cartridge in the same periods. For the foreseeable future, cartridge average selling prices are expected to continue to decline because of the product pricing arrangements applicable under the strategic alliance between the Company and Abbott. See "Alliance with Abbott Laboratories". The increase in revenues in 2000 also includes approximately $3.6 million from Abbott to fund certain research and development and marketing expenses. The $6.1 million (15.7%) increase in revenues from 1998 to 1999 was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital users. Cartridge shipments increased 31.3% to 7,941,115 units from 6,046,825 units for the twelve months ended December 31, 1999 and 1998, respectively. Revenues from the increased cartridge shipments were partially offset by lower average selling prices per cartridge, which declined from approximately $4.66 to $3.84 per cartridge in the same periods. The increase in revenues in the 1999 period also includes approximately $2.4 million from Abbott to fund certain research and development and marketing expenses.

The manufacturing costs (as a percentage of product sales) associated with product sales in 2000, 1999 and 1998 were approximately $40.9 million (79.7%), $36.4 million (85.0%), and $30.7 million (78.6%), respectively. Cost of products sold, as a percentage of product sales, generally decreases with increased shipment volume of the Company's cartridges and improvements in manufacturing productivity and yields. Cost of products sold, as a percentage of product sales, increased in 1999 due to manufacturing process problems. The Company took a charge in the second and third quarters of 1999 totaling $2.1 million to write-off inventory caused by quality problems with tape gasket material supplied by a vendor. The Company generated higher than normal manufacturing efficiency gains in the third quarter of 1999 in rebuilding its inventory, which had a favorable, and partially offsetting impact on cost of products sold, as a percentage of product sales. The Company experienced a second problem in the fourth quarter of 1999, also caused by defective tape from its tape supplier, which resulted in a write-off of approximately $0.9 million of work-in-process inventory and a reduced level of production. Reduced levels of production and higher than normal scrap levels continued into the first quarter of 2000. Cost of products sold, as a percentage of product sales, subsequently improved due to the rebuilding of cartridge inventories, which caused fixed manufacturing costs to be spread over a larger number of product units and improvements in cartridge production yields. With the completion of the rebuilding of cartridge inventories, production volumes are expected to return to more normal levels in the first quarter of 2001.

The Company incurred research and development costs (as a percentage of net revenues) of approximately $7.9 million (14.4%), $7.5 million (16.6%) and $7.3 million (18.6%) in 2000, 1999 and 1998, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary to conduct new product development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs. Revenues from Abbott of approximately $2.7 million, $1.8 million and $0.1 million for research and development activities are included in net revenues in 2000, 1999 and 1998, respectively. Abbott currently is not funding any of the Company's research and development programs.

The Company incurred general and administrative expenses (as a percentage of net revenues) of approximately $7.0 million (12.7%), $7.3 million (16.1%) and $7.2 million (18.3%) in 2000, 1999 and 1998, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure.

The Company incurred sales and marketing expenses (as a percentage of net revenues) of approximately $7.8 million (14.1%), $8.3 million (18.3%) and $13.0 million (33.1%) in 2000, 1999 and 1998, respectively, consisting primarily of salaries, commissions, benefits, travel and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. Sales and marketing expenses in 1998 include approximately $483,000 for severance and retention bonus amounts payable to the Company's sales representatives and sales management personnel. The employment of the majority of the Company's sales representatives was terminated on December 31, 1998, in connection with the assumption by Abbott of principal responsibility for distribution of the Company's products. As a result, sales and marketing expenses decreased in 1999. Included in revenues are amounts billed to Abbott for services performed by the implementation coordinators, approximating $0.9 million, $0.7 million and $0.0 million in 2000, 1999 and 1998, respectively. See "Alliance with Abbott Laboratories".

The Company was a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management's time and the Company's resources merited an out of court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent of otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company relocated its cartridge assembly operation from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998 and was completed in April 1999. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. In addition, the Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations formerly located in the Company's Plainsboro, New Jersey facility were relocated to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees of $1.0 million, for the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expired in February 1999, and for miscellaneous costs was approximately $1.1 million. An additional charge to earnings of approximately $0.1 million occurred in 1999. Retention payments are charged to expense over the retention period.

Investment income was approximately $1.6 million, $1.5 million and $1.7 million in 2000, 1999 and 1998, respectively. The changes in investment income primarily reflect changes in the level of cash and cash equivalent balances and interest rates. Interest income is expected to decline in the near future as cash and cash equivalent balances decline.

In November 2000, the New Jersey Economic Development Authority approved the Company's application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the "Program"). During the fourth quarter of 2000, the Company received $867,000 from the sale of State of New Jersey income tax benefits expiring in 2000. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. The Company recognized the sale of this tax benefit in 2000 as all conditions stipulated in the Program have been met.

Net loss in 2000 decreased to approximately $7.5 million or $0.42 per share, from $12.8 million or $0.73 per share in 1999, and $18.4 million or $1.15 per share in 1998. The weighted average number of shares used in computing basic and diluted net loss per share was 17.97 million, 17.61 million and 16.05 million in 2000, 1999 and 1998, respectively. The increases in the weighted average number of shares primarily reflect the issuance of 2 million shares of Common Stock to Abbott in September 1998 and the exercise of employee stock options in each year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash and cash equivalents of approximately $19.5 million, a decrease of approximately $6.1 million from the December 31, 1999 balance of approximately $25.6 million. The decrease primarily reflects approximately $13.0 million of cash used in operating activities (partially offset by the receipt of $10.8 million from Abbott in January 2000), equipment purchases of approximately $7.0 million and the receipt of approximately
$3.6 million, net, from the proceeds of stock option exercises. The
$10.8 million received from Abbott represents the third installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott). (The fourth and final installment of Abbott prepayments of $5.2 million was received in January 2001.) Working capital decreased by approximately $10.5 million from $32.0 million to $21.5 million during 2000. Changes in working capital during the year primarily reflect the decrease in cash and cash equivalents, an increase of approximately $6.5 million in inventories, an increase of approximately $1.2 million in accounts payable and accrued expenses and an increase in deferred revenue of approximately $9.3 million. The increase in inventories reflects the build-up of cartridge inventories to meet increased sales demand and rebuild inventory from the production problems arising in 1999, and an increase in analyzer inventories in preparation for the launch of the new i-STAT(R) 1 Analyzer. The deferred revenue reflects the receipt of the $10.8 million prepayment from Abbott, along with the reclassification of the first Abbott prepayment of $5.0 million from deferred revenue-long term to deferred revenue-current, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated.

The Company expects its existing cash and cash equivalents to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, its new product development efforts, manufacturing efficiencies and manufacturing plant expansion plans, the outcome of ongoing litigation and competitive conditions. The Company currently anticipates that it will need to raise a significant amount of capital in order to fund long-term product development programs and manufacturing capacity needs.

On March 16, 2000, Agilent converted and sold its holding of 2,138,702 shares of Series B Preferred Stock (formerly held by HP) into 2,138,702 shares of Common Stock and accordingly, is no longer a related party for financial statement purposes.

At December 31, 2000, the Company had available for Federal income tax purposes net operating loss carry forwards of approximately $160 million, which expire in varying amounts through 2020. The timing and manner in which the operating loss carry forwards may be utilized in any year by the Company will be limited by
Section 382 of the Internal Revenue Code.

International sales are invoiced and settled in U.S. dollars. However, the cartridge price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies. This is because the international cartridge price is set based on the price paid by customers in local currencies. When the value of foreign currencies changes with respect to the U.S. dollar, the price changes due to the foreign exchange conversion of local currency prices. Price reductions are limited, however, by guaranteed minimum prices established for each cartridge.

The Company's cartridge production is conducted through a wholly-owned subsidiary in Canada. Most manufacturing labor and overhead costs of this subsidiary are incurred in Canadian currency funded by U.S. dollar transfers from the United States each week, while most raw material purchases are in U.S. dollars. In 2000, the accumulated other comprehensive loss related to foreign currency translation increased by approximately ($0.6) million to approximately ($1.3) million, and reflects the adjustment to translate the Canadian subsidiary's balance sheet to U.S. dollars at the December 31, 2000 exchange rate.

The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.

ALLIANCE WITH ABBOTT LABORATORIES

On September 2, 1998, the Company and Abbott entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement. The primary objective of the Abbott alliance is to strengthen the Company's product marketing and distribution capability and accelerate the development of new products.

Under the Distribution Agreement, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's product sales to U.S. customers that were in place as of the inception of the Distribution Agreement (the "Base Business") at no profit to Abbott, and the Company and Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments are amortized to revenue as incremental cartridges are sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5,000,000, $4,000,000 and $10,800,000 were received in September 1998, January
1999 and January 2000, respectively. Unamortized revenue relating to these prepayments in the amounts of $10,606,000 and $1,012,000 are included in deferred revenues-current at December 31, 2000 and 1999, respectively, and $5,000,000 is included in deferred revenues from related party, non-current at December 31, 1999. The final prepayment of $5,200,000 was received in January 2001. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott.

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

Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. In connection with this agreement, revenues from Abbott of $2,697,000, $1,762,000 and $110,000 are included in net revenues in 2000, 1999 and 1998, respectively. Abbott currently is not funding any of the Company's research and development programs. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, the adoption of SFAS No. 133 will not have an impact on the Company's consolidated results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which addresses the staff's views on the application of United States generally accepted accounting principles for revenue recognition. The Company adopted the guidance of this bulletin in the fourth quarter of 2000 with no impact on its financial condition or results of operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Election of Directors" of the Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the caption "Executive Compensation" of the Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders" and "Election of Directors" of the Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption "Certain Transactions" of the Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

(1) FINANCIAL STATEMENTS -- THE FOLLOWING ARE INCLUDED IN ITEM 8:

                                                                           PAGE

Report of Independent Accountants............................................25

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 2000............................26

Consolidated Balance Sheets at December 31, 2000 and 1999....................27

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 2000............28

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2000............................29

Notes to Consolidated Financial Statements...................................30

(2) FINANCIAL STATEMENT SCHEDULES -- THE FOLLOWING ARE INCLUDED IN ITEM 14(d):

Report of Independent Accountants............................................45

Schedule II -- Valuation and Qualifying Accounts.............................46

Consolidated financial statement schedules not included in this Annual Report on Form 10-K have been omitted either because they are not applicable, not required or the equivalent information has been included in the consolidated financial statements and notes thereto or elsewhere herein.

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


EXHIBIT NO.       DESCRIPTION

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

(10.41) Lease Agreement, dated July 16, 1998, between Brandywine Operating Partnership L.P. and Registration (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.42) Common Stock Purchase Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.43) Standstill Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.44) Form of Registration Rights Agreement entered into by Registrant and Abbott Laboratories on September 2, 1998 (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.45) Marketing and Distribution Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.46) Funded Research & Development and License Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.48)**         Form of Director Non-Statutory Stock Option Agreement*

(10.49) Lease Agreement dated August 27, 1998, between Urigold Holdings Ltd. and the Registrant (Form 10-K for the fiscal year ended December 31, 1998)*

(10.50)**         i-STAT Corporation Equity Incentive Plan, as amended*

(10.51)**         Form of Executive Officer Restricted Share Agreement under
                  Equity Incentive Plan (Form 10-Q for fiscal quarter ended
                  March 31, 1999)*

(10.52)**         Form of Restricted Share Award Agreement with President and
                  Chief Executive Officer (Form 10-Q for fiscal quarter ended
                  March 31, 1999)*

(10.54)**         Form of Director Restricted Share Award Agreement*

(10.55) Form of Agreement Relating to State of New Jersey Technology Business Tax Certificate Program


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

                               i-STAT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DESCRIPTION                                                                 PAGE
Report of Independent Accountants............................................25

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 2000............................26

Consolidated Balance Sheets as of December 31, 2000 and 1999.................27

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 2000............28

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2000............................29

Notes to Consolidated Financial Statements...................................30

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF i-STAT CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of i-STAT Corporation and its subsidiary (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 6, 2001
                               i-STAT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands of dollars,
except share and per share data                                   For the Years Ended December 31,
----------------------------------------------------------------------------------------------------------
                                                               2000              1999              1998
Net revenues:
  Related party product sales ......................      $    42,419       $    35,456       $     7,617
  Third party product sales ........................            8,972             7,351            31,374
  Other related party revenues .....................            3,646             2,418               110
                                                          ------------------------------------------------
     Total net revenues ............................           55,037            45,225            39,101
                                                          ------------------------------------------------
Cost of products sold ..............................           40,951            36,401            30,664
Research and development ...........................            7,944             7,506             7,281
General and administrative .........................            6,983             7,264             7,152
Sales and marketing ................................            7,784             8,293            12,956
Litigation settlement ..............................            1,500                --                --
Consolidation of operations ........................               --                70             1,115
                                                          ------------------------------------------------
     Total operating cost and expenses .............           65,162            59,534            59,168
                                                          ------------------------------------------------
           Operating loss ..........................          (10,125)          (14,309)          (20,067)
Other income (expense):
  Investment income ................................            1,636             1,507             1,694
  Other ............................................              127                --               (22)
                                                          ------------------------------------------------
     Other income (expense), net ...................            1,763             1,507             1,672
  Loss before provision (benefit) for income taxes             (8,362)          (12,802)          (18,395)
  Provision (benefit) for income taxes .............             (867)               --                --
                                                          ------------------------------------------------
Net loss ...........................................          ($7,495)         ($12,802)         ( 18,395)
                                                          ================================================

Basic and diluted net loss per share ...............          ($ 0.42)           ($0.73)           ($1.15)
                                                          ================================================

Shares used in computing basic and
diluted net loss per share .........................       17,973,715        17,614,595        16,050,877
                                                          ================================================


   The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


In thousands of dollars, except share and per share data                                  December 31,
-------------------------------------------------------------------------------------------------------------
                                                                                      2000             1999
Assets
Current assets:
  Cash and cash equivalents .................................................      $  19,536       $  25,575
  Accounts receivable, net of reserve for doubtful accounts of $28
     in 2000 and $128 in 1999 ...............................................            868             413
  Accounts receivable from related parties ..................................          3,607           4,185
  Inventories (Note 2) ......................................................         15,402           8,886
  Prepaid expenses and other current assets .................................            884           1,185
                                                                                     -------------------------
     Total current assets ...................................................         40,297          40,244
Plant and equipment, net (Note 3) ...........................................         17,766          15,936
Intangible assets, net (Note 4) .............................................          1,627           1,501
Other assets ................................................................            244             443
                                                                                   -------------------------
     Total assets ...........................................................      $  59,934       $  58,124
                                                                                   =========================
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ..........................................................      $   3,464       $   2,269
  Accrued expenses (Note 5) .................................................          4,488           4,453
  Deferred revenue (inclusive of related party deferred revenue of
     $10,675 in 2000 and $1,545 in 1999) ....................................         10,824           1,564
                                                                                   -------------------------
     Total current liabilities ..............................................         18,776           8,286
                                                                                   -------------------------
Deferred revenue from related party, non-current ............................            106           5,175
                                                                                   -------------------------
     Total liabilities ......................................................         18,882          13,461
                                                                                   -------------------------

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, $.10 par value, shares authorized 7,000,000:
     Series A Junior Participating Preferred Stock, $.10 par value
       1,500,000 shares authorized; none issued at December 31, 2000
       and December 31, 1999 .............................................               --              --
     Series B Preferred Stock, $.10 par value, shares authorized, 2,138,702 shares issued and outstanding -0- at December 31, 2000
        and 2,138,702 at December 31, 1999 ................................              --             214
  Common Stock, $.15 par value, shares authorized 25,000,000:
     shares issued 18,436,654 at December 31, 2000
     and 15,761,630 at December 31, 1999 ..................................            2,766           2,364
  Treasury Stock, at cost, 40,817 shares at December 31, 2000 and
     -0- shares at December 31, 1999 ......................................             (750)             --
  Additional paid-in capital ..............................................          238,814         234,487
  Unearned compensation ...................................................             (764)         (1,547)
  Loan to officer, net ....................................................             (717)           (716)
  Accumulated deficit .....................................................         (196,965)       (189,470)
  Accumulated other comprehensive loss ....................................           (1,332)           (669)
                                                                                   -------------------------
     Total stockholders' equity ...........................................           41,052          44,663
                                                                                   -------------------------
     Total liabilities and stockholders' equity ...........................        $  59,934       $  58,124
                                                                                   =========================


  The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Preferred
                                                Stock                          Common Stock
                                              ---------    --------------------------------------------------------
                                                                                         Additional
In thousands of dollars,                        Par        Number of            Par       Paid-in         Treasury       Unearned
except share and per share data                Value         Shares            Value      Capital          Stock      Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ..............      $ 214        13,203,527         $1,981       $209,594        ($13)           ($181)
Net loss for 1998 .......................
Other comprehensive loss on foreign
  currency translation adjustments.......
     Total comprehensive loss ...........
Shares issued at $1.50 to $12.625
  per share under the 1985 Stock
  Option Plan (Note 8) ..................                       90,260             13            149
Private placement of Common Stock .......                    2,000,000            300         20,341
Restricted Stock issued at
  $15.938 per share .....................                          750                            12                          (12)
Restricted Stock issued at
  $16.438 per share .....................                        3,000                            49                          (49)
Restricted Stock issued at
  $16.50 per share ......................                       12,000              2            196                         (198)
Amortization of unearned compensation
  related to Restricted Stock ...........                                                                                     271
Retirement of Treasury Stock ............                         (542)                          (13)         13
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1998 ..............        214        15,308,995          2,296        230,328          --             (169)
Net loss for 1999 .......................
Other comprehensive gain on foreign
  currency translation adjustments ......
     Total comprehensive loss ...........
Shares issued at $1.50 to
  $10.50 per share under the
  1985 Stock Option Plan (Note 8) .......                      125,132             19            857
Restricted Stock issued at
  $8.875 per share ......................                      310,000             47          2,704                       (2,751)
Restricted Stock issued at
  $9.25 per share .......................                       14,412              2            131                         (133)
Restricted Stock issued at
  $9.75 per share .......................                        3,091                            30                          (30)
Compensation related to options issued ..                                                        437                         (479)
Amortization of unearned compensation
  related to Restricted Stock ...........                                                                                   2,015
Loan to Officer .........................
                                               ------------------------------------------------------------------------------------
Balance, December 31, 1999 ..............        214        15,761,630          2,364        234,487          --           (1,547)
Net loss for 2000 .......................
Other comprehensive loss on foreign
  currency translation adjustments ......
     Total comprehensive loss ...........
Shares issued at $1.50 to
  $16.75 per share under the
  1985 Stock Option Plan and
  the Equity Incentive Plan (Note 8) ....                      526,066             79          4,303
Restricted Stock issued at
  $13.00 per share ......................                       10,256              2            131                         (133)
Conversion of Series B Preferred Stock
  to Common Stock ......................        (214)        2,138,702            321           (107)
Amortization of unearned compensation
  related to Restricted Stock ..........                                                                                      916
Purchase of Treasury Stock ..............                                                                   (750)
Loan to Officer .........................
Forgiveness of Loan to Officer ..........
                                               ------------------------------------------------------------------------------------
Balance, December 31, 2000 ..............      $  --        18,436,654         $2,766       $238,814       ($750)           ($764)
                                               ====================================================================================

                                                              Accumulated
                                                                   Other                               Total
In thousands of dollars,                       Loan to       Comprehensive      Accumulated       Stockholders'
except share and per share data                Officer           Loss             Deficit            Equity
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997 ..............      $  --             ($277)         ($158,273)          $ 53,045
Net loss for 1998........................                                         (18,395)
Other comprehensive loss on foreign
  currency translation adjustments ......                       (1,064)
                                                              -----------------------------
     Total comprehensive loss ...........                                            .               (19,459)
Shares issued at $1.50 to $12.625
  per share under the 1985 Stock
  Option Plan (Note 8) ..................                                                                162
Private placement of Common Stock .......                                                             20,641
Restricted Stock issued at
  $15.938 per share .....................
Restricted Stock issued at
  $16.438 per share .....................
Restricted Stock issued at
  $16.50 per share ......................
Amortization of unearned compensation
 related to Restricted Stock ............                                                                271
Retirement of Treasury Stock ............
                                               ----------------------------------------------------------------
Balance, December 31, 1998 ..............         --            (1,341)          (176,668)            54,660
Net loss for 1999 .......................                                         (12,802)
Other comprehensive gain on foreign .....
  currency translation adjustments ......                          672
                                                              -----------------------------
     Total comprehensive loss ...........                                                            (12,130)
Shares issued at $1.50 to
  $10.50 per share under the
  1985 Stock Option Plan (Note 8) .......                                                                876
Restricted Stock issued at
  $8.875 per share ......................
Restricted Stock issued at
  $9.25 per share .......................
Restricted Stock issued at
  $9.75 per share .......................
Compensation related to options issued ..                                                                (42)
Amortization of unearned compensation
   related to Restricted Stock ..........                                                              2,015
Loan to Officer .........................       (716)
                                               ----------------------------------------------------------------
Balance, December 31, 1999 ..............       (716)             (669)          (189,470)            44,663

Net loss for 2000 .......................                                          (7,495)
Other comprehensive loss on foreign
   currency translation adjustments .....                         (663)
                                                             ------------------------------
     Total comprehensive loss ...........                                                             (8,158)
Shares issued at $1.50 to
  $16.75 per share under the
   1985 Stock Option Plan and
   the Equity Incentive Plan (Note 8) ...                                                              4,382
Restricted Stock issued at
  $13.00 per share ......................                                                                 --
Conversion of Series B Preferred Stock
   to Common Stock ......................                                                                 --
Amortization of unearned compensation
  related to Restricted Stock ...........                                                                916
Purchase of Treasury Stock ..............                                                               (750)
Loan to Officer .........................       (257)                                                   (257)
Forgiveness of Loan to Officer ..........        256                                                     256
                                               ----------------------------------------------------------------
Balance, December 31, 2000 ..............      ($717)          ($1,332)         ($196,965)          $ 41,052
                                               ================================================================


  The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands of dollars, except share and per share data                   For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------------
                                                                           2000         1999            1998
Cash flows from operating activities:
    Net loss ....................................................       ($7,495)      ($12,802)      ($18,395)
    Adjustment to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization ............................         4,790          4,362          4,591
       Accounts receivable provision ............................            --             --            103
       Gains on disposal of equipment ...........................           (86)            (4)            --
       Amortization of deferred revenue .........................        (6,887)        (4,013)          (218)
       Expense related to restricted stock ......................         1,172          2,015            271

Change in assets and liabilities:
    Accounts receivable .........................................          (455)         2,436          1,875
    Accounts receivable from related parties ....................           578         (1,342)        (2,464)
    Inventories .................................................        (6,679)          (325)        (2,596)
    Prepaid expenses and other current assets ...................           292             98           (660)
    Accounts payable ............................................         1,245           (486)           568
    Accrued expenses ............................................            78         (1,648)         2,321
    Restricted cash, letter of credit ...........................           199            147           (219)
    Deferred revenue ............................................        11,077          5,193          5,559
                                                                       ----------------------------------------
       Net cash used in operating activities ....................        (2,171)        (6,369)        (9,264)
                                                                       ----------------------------------------
Cash flows from investing activities:
    Purchase of equipment .......................................        (6,973)        (6,250)        (5,925)
    Cost of intangible assets ...................................          (261)          (294)          (193)
    Proceeds from sale of equipment .............................            99             20             --
                                                                       ----------------------------------------
       Net cash used in investing activities ....................        (7,135)        (6,524)        (6,118)
                                                                       ----------------------------------------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock ......................         4,382            834            162
    Net proceeds from private placement of Common Stock .........            --             --         20,641
    Retirement (purchase) of Treasury Stock .....................          (750)            --             13
    Loan to officer .............................................          (257)          (716)            --
    Other .......................................................            --             --             29
                                                                       ----------------------------------------
       Net cash provided by financing activities ................         3,375            118         20,845
                                                                       ----------------------------------------
Effect of currency exchange rate changes on cash ................          (108)           (40)            13
                                                                       ----------------------------------------
    Net increase (decrease) in cash and cash equivalents ........        (6,039)       (12,815)         5,476
    Cash and cash equivalents at beginning of year ..............        25,575         38,390         32,914
                                                                       ----------------------------------------
    Cash and cash equivalents at end of year ....................      $ 19,536       $ 25,575       $ 38,390
                                                                       ========================================
Supplemental disclosure of cash flow information:
    Cash paid for income taxes ..................................      $     --       $     --       $     --
                                                                       ========================================
Supplemental disclosures of cash flow information
and non cash investing and financing activities:
    Equipment purchases included in accounts payable
    at year end  ................................................      $    143       $    276       $    181
                                                                       ========================================
    Conversion of Preferred Stock to Common Stock ...............      $   (214)      $     --       $     --
                                                                       ========================================


  The accompanying notes are an integral part of these consolidated financial statements.

                               i-STAT CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

The accompanying consolidated financial statements include the accounts of i-STAT Corporation and i-STAT Canada Limited, collectively known as i-STAT or the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. Since November 1998, the Company's products are marketed and distributed principally to hospitals by Abbott Laboratories ("Abbott") in connection with the Company's alliance with Abbott (see Note 11).

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

VALUATION OF LONG-LIVED ASSETS

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

REVENUE RECOGNITION

Revenues are recorded at the time of shipment of products and when title and risk of loss transfers or upon performance of services. Revenues from service contracts are recognized in earnings over the term of the contract.

BASIC AND DILUTED LOSS PER SHARE

Basic and diluted net loss per share is calculated using the weighted average number of common shares and preferred shares outstanding for all periods presented. Outstanding preferred shares have been included in the calculations since their date of issuance as they are convertible into common shares on a 1:1 basis and have substantially the same characteristics as common stock. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has not included potential common shares in the diluted per-share computation as the result is antidilutive.

Options to purchase 2,580,686 shares of Common Stock at $1.50 - $32.58 per share, which expire on various dates from March 2001 to November 2010, were outstanding at December 31, 2000. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive earnings. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

IN THOUSANDS OF DOLLARS                                              2000            1999            1998
-----------------------------------------------------------------------------------------------------------
    Net loss................................................       ($7,495)       ($12,802)       ($18,395)
    Other comprehensive income (loss):
       Foreign currency translation.........................          (663)            672          (1,064)
                                                                   ----------------------------------------
    Comprehensive loss......................................       ($8,158)       ($12,130)       ($19,459)
                                                                   ========================================


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

CONCENTRATION OF CREDIT RISK

The Company's significant concentrations of credit risk are with its cash and cash equivalents and accounts receivable. Substantially all the Company's cash and cash equivalents at December 31, 2000 were invested in the securities of a single U.S. Government Agency. Accounts receivable are generally with distributors such as Abbott, Hewlett-Packard Company ("HP"), FUSO, Inc., and Heska. The Company provides credit to its customers on an unsecured basis after evaluating their credit status.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


SEGMENT INFORMATION

The Company operates within one business segment comprising the i-STAT(R) System. The i-STAT System consists of a portable handheld analyzer and single-use, disposable cartridges, which are interdependent on one another in the functionality of the system.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, the adoption of SFAS No. 133 will not have an impact on the Company's consolidated results of operations, financial position or cash flow.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which addresses the staff's views on the application of United States generally accepted accounting principles for revenue recognition. The Company adopted the guidance of this bulletin in the fourth quarter of 2000 with no impact on its financial condition or results of operations.

2. INVENTORIES

Inventories consist of the following:

IN THOUSANDS OF DOLLARS                                                          December 31,
----------------------------------------------------------------------------------------------------
                                                                        2000                  1999
Raw materials.....................................................     $ 5,696               $3,402
Work in process...................................................       3,700                2,764
Finished goods....................................................       6,006                2,720
                                                                       -----------------------------
                                                                       $15,402               $8,886
                                                                       =============================


3. PLANT AND EQUIPMENT

Plant and equipment, net, consists of the following:

IN THOUSANDS OF DOLLARS                                                          December 31,
----------------------------------------------------------------------------------------------------
                                                                         2000                  1999
Equipment loaned to customers.....................................    $  2,052             $  2,418
Manufacturing equipment...........................................      37,364               33,100
Furniture and fixtures............................................       1,318                1,092
Leasehold improvements............................................       4,378                4,087
                                                                      ------------------------------
                                                                        45,112               40,697
Less accumulated depreciation and amortization....................     (27,346)             (24,761)
                                                                      ------------------------------
                                                                      $ 17,766             $ 15,936
                                                                      ==============================


Depreciation expense was approximately $4,644,000, $4,224,000 and $4,412,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated depreciation and amortization includes accumulated depreciation on loaned equipment of approximately $1,947,000 and $2,033,000 for the years ended December 31, 2000 and 1999, respectively.

Maintenance and repairs expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1,026,000, $938,000 and $865,000, respectively.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. INTANGIBLE ASSETS

Intangible assets, net, consist of the following:

IN THOUSANDS OF DOLLARS                                       December 31,
--------------------------------------------------------------------------------
                                                        2000              1999
Patents, licenses and trademarks..................    $2,448             $2,187
Less accumulated amortization.....................      (821)              (686)
                                                      --------------------------
                                                      $1,627             $1,501
                                                      ==========================



Amortization expense was approximately $135,000, $138,000 and $179,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

IN THOUSANDS OF DOLLARS                                      December 31,
--------------------------------------------------------------------------------
                                                      2000                 1999
Accrued employee incentive awards................    $  861              $  601
Payroll and withholding taxes....................     1,038                 880
Professional fees................................       484                 383
Accrued commissions..............................       273                 276
Other............................................     1,832               2,313
                                                     ---------------------------
                                                     $4,488              $4,453
                                                     ===========================

6. LEASING TRANSACTIONS

The Company's leases for its manufacturing facilities in Ontario, Canada expire in February 2004, subject to, at the Company's option, renewal for one five-year term in the lease of 42,454 square feet of space. Rent expense for these facilities was approximately $667,000, $456,000 and $368,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's lease for its administrative, marketing and selected research and development facility in Princeton, New Jersey, expired on September 30, 1998. Rent expense for this facility was approximately $379,000 for the year ended December 31, 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The lease expires on September 30, 2003, subject, at the Company's option, to one five-year option to renew. Rent expense for this facility was approximately $708,000, $656,000 and $164,000 for 2000, 1999 and
1998, respectively. At December 31, 2000, other assets include $187,000 in restricted cash which acts as collateral for the leasehold improvements made in the facility.

The Company's lease for its assembly facility in Plainsboro, New Jersey expired in February 1999 (the assembly operation was relocated to the Ontario, Canada, location). Rent expense for this facility was approximately $56,000 and $492,000 for the years ended December 31, 1999 and 1998, respectively.

As of December 31, 2000, future minimum lease payments are as follows:

Year Ending December 31:  IN THOUSANDS OF DOLLARS                          Operating Leases
-------------------------------------------------------------------------------------------
2001...................................................................             $1,580
2002...................................................................              1,543
2003...................................................................              1,342
2004...................................................................                129
Thereafter.............................................................                 --
                                                                                    ------
Total minimum lease payments...........................................             $4,594
                                                                                    ======

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7. PREFERRED STOCK

The Company has authorized 7,000,000 shares of Preferred Stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors at the time of issuance. In June 1995 the Board designated 1,500,000 shares as Series A Junior Participating Preferred Stock that may be issued in the future in connection with certain shareholder protection measures. Also in June 1995 the Board designated 2,138,702 shares as Series B Preferred Stock (the "Series B Stock"). The Series B Stock was issued to HP at $28.50 per share in July 1995 for net proceeds of approximately $59.2 million. There were 2,138,702 shares of Series B Stock issued and outstanding at December 31, 1999. During 1999, HP transferred its holding of Series B Stock to its then subsidiary, Agilent Technologies, Inc. ("Agilent"). On March 16, 2000, Agilent converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holdings.

On June 29, 1995, the Company declared a dividend distribution of rights (each, a "Right") to purchase a certain number of units at a price of $104.00, subject to adjustment. The Rights are deemed to attach to and trade together with the Common Stock. Each unit is equal to one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. Rights are distributed in connection with issuances of shares of Common Stock. The Rights are not exercisable until the occurrence of certain events enumerated in the Stockholder Protection Agreement between the Company and First Union National Bank, the Company's rights agent. Until a Right is exercised no holder of Rights will have rights as a stockholder of the Company (other than rights resulting from such holder's ownership of Common Stock), including, without limitation, the right to vote or to receive dividends.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8. STOCK OPTIONS AND RESTRICTED STOCK

As incentives to Company personnel and others, the Board of Directors from time to time grants options to purchase shares of the Company's Common Stock. Most options are granted under the 1985 Stock Option Plan or Equity Incentive Plan ("the Plans"). The maximum number of issuable shares of Common Stock is 5,300,000 of which 1,279,489 are available for grant at December 31, 2000. Options under the 1985 Stock Option Plan can be issued until November 26, 2005, and options under the Equity Incentive Plan can be issued until March 31, 2008. The option price generally is based upon the fair market value of the Company's Common Stock at the time of the grant. Unexercised options issued under the Plans expire five to ten years from the date of grant or three months following termination of the optionee's employment, whichever occurs first.

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

The table below is a summary of stock option activity for the years 1998, 1999, and 2000:

                                                                                             Weighted
                                                                                              Average       Weighted
                                                                              Options        Exercise       Average
                                                             Options        Granted and      Price per     Fair Value
                                                           Exercisable      Exercisable        Share       per Option
---------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997......................               937,322                          $14.69
Balance December 31, 1997......................                              1,637,704         $16.10
Options granted................................                                778,559         $15.44         $15.27
Options exercised..............................                                (90,260)        $ 1.75
Options forfeited..............................                               (184,138)        $17.91
Options cancelled..............................                               (824,277)        $16.57
Options granted................................                                824,277         $ 6.12
                                                           ----------------------------------------------------------
Balance December 31, 1998......................             1,087,030                          $12.71
Balance December 31, 1998......................                              2,141,865         $12.30
Options granted................................                              1,070,063         $ 9.30         $ 9.21
Options exercised..............................                               (125,132)        $ 6.99
Options forfeited..............................                               (227,299)        $11.77
                                                           ----------------------------------------------------------
Balance December 31, 1999......................             1,349,002                          $12.19
Balance December 31, 1999......................                              2,859,497         $11.45
Options granted................................                                474,047         $13.16         $13.28
Options exercised..............................                               (526,066)        $ 8.33
Options forfeited..............................                               (226,792)        $14.29
                                                           ----------------------------------------------------------
Balance December 31, 2000......................             1,167,008                          $12.49
Balance December 31, 2000......................                              2,580,686         $12.15
                                                           ==========================================================


The weighted average remaining contractual lives of outstanding options at December 31, 2000 was approximately 6.53 years.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                  2000             1999              1998
---------------------------------------------------------------------------------------------------------
Pro forma net loss...................................         ($11,914)        ($17,125)        ($22,035)
Pro forma basic and diluted net loss per share.......           ($0.66)          ($0.97)          ($1.37)

As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of options by the Company. The pro forma additional compensation expense of approximately $4,419,000, $4,323,000 and $3,640,000 for 2000, 1999 and 1998, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted average assumptions used for grants:

                                                                2000             1999             1998
---------------------------------------------------------------------------------------------------------
Dividend yield.......................................            0%               0%              0%
Expected volatility..................................           71.29            62.00           60.00
Risk free interest rate..............................            6.71%            5.44%           5.49%
Expected option lives................................            5 years          5 years         5 years

The following table summarizes information about stock options outstanding at December 31, 2000.

                        OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE

    Range of         Number Outstanding    Weighted Average    Weighted Average   Number Exercisable    Weighted Average
 Exercise Price          at 12/31/00        Remaining Life      Exercise Price        at 12/31/00        Exercise Price
------------------------------------------------------------------------------------------------------------------------
$ 1.50 - $  2.25              1,000             0.20               $ 1.50                 1,000             $ 1.50
$ 6.13 - $  9.06            743,523             6.60               $ 7.22               411,146             $ 6.88
$ 9.25 - $ 13.00          1,132,165             7.11               $11.18               365,301             $10.48
$14.10 - $ 21.00            509,127             5.84               $16.62               210,690             $16.28
$22.56 - $ 32.58            194,871             4.68               $24.97               178,871             $25.09
------------------------------------------------------------------------------------------------------------------------
$ 1.50 - $ 32.58          2,580,686             6.53               $12.15             1,167,008             $12.49
------------------------------------------------------------------------------------------------------------------------

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

In connection with the award of 250,000 shares to one executive officer, on June 30, 1999, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note for the withholding tax amount carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable three years from the date of the execution of a second promissory note for the remaining taxes. The second promissory note, executed in April 2000 of approximately $257,000 carries an interest rate of 6.36%, payable annually. One third of the principal amount of these loans will be forgiven on each anniversary date of the loan for the remaining taxes if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as result of the forgiveness of these loans.

Compensation expense in the amount of approximately $1,180,000 and $1,379,000 was recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the years ended December 31, 2000 and 1999 respectively.

During 2000, 10,256 shares of restricted Common Stock were awarded to outside directors of the Board of Directors as part of their annual compensation. The restricted Common Stock had a fair value of $133,000 at the date of grant, which was recorded as compensation expense in 2000. During 1999, 17,503 shares of restricted Common Stock were awarded to outside directors of the Board of Directors as part of their annual compensation. The restricted Common Stock had a fair value of $163,000 at the date of grant, which was recorded as compensation expense in 1999.

The Company has a restricted stock plan whereby the Company can award shares of Common Stock to employees, other than its executive officers. The sale or transfer of the shares is limited during the restricted period, not exceeding four years. For the year ended December 31, 2000 and 1999, no shares of restricted Common Stock were awarded. For the year ended December 31, 1998, the Company awarded 15,750 shares of restricted Common Stock which had a fair value at the date of grant of approximately $259,000. Compensation under the plan is charged to earnings over the restriction period and amounted to approximately $22,000, $141,000, and $271,000 in 2000, 1999, and 1998, respectively.

9. DEVELOPMENT, DISTRIBUTION AND MANUFACTURING RIGHTS AGREEMENTS

In August 1988, the Company entered into development, distribution and instrument manufacturing license agreements with two Japanese companies. Total sales under these agreements were $5,243,000, $3,900,000 and $3,794,000 for the years ended December 31, 2000, 1999 and 1998, respectively, including deferred revenue of $129,000, $0 and $0, respectively. The Company also has other license and distribution agreements, including agreements with HP and Abbott (see Notes 10 & 11).

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


10. RELATED PARTY TRANSACTIONS

One director of the Company has provided consulting services to the Company. Consulting fees incurred totaled approximately $0, $15,000 and $30,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company had the following activity with Abbott and HP, primarily related to license and distribution agreements.

ABBOTT LABORATORIES  IN THOUSANDS OF DOLLARS                   2000            1999            1998
-----------------------------------------------------------------------------------------------------
Revenues...............................................      $45,927         $35,499          $4,515

Receivable at year end.................................      $ 3,607         $ 4,069          $2,439

Deferred revenue at year end...........................      $10,781         $ 6,474          $5,407

HEWLETT-PACKARD COMPANY  IN THOUSANDS OF DOLLARS              2000            1999             1998
-----------------------------------------------------------------------------------------------------
Revenues...............................................      $ 138           $2,375           $3,212

Purchases..............................................      $  41           $  816           $  728

Receivable at year end.................................      $  --           $  116           $  404

HP has assigned its license agreement with the Company and its holding of Series B Stock to Agilent. On March 16, 2000, Agilent converted its holding of 2,138,702 shares of Series B Stock into 2,138,702 shares of Common Stock and sold its holding to two financial institutions and is no longer a related party.

11. ALLIANCE WITH ABBOTT LABORATORIES

On September 2, 1998, the Company and Abbott entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement. The primary objective of the Abbott alliance is to strengthen the Company's product marketing and distribution capability and accelerate the development of new products.

Under the Distribution Agreement, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's product sales to U.S. customers that were in place as of the inception of the Distribution Agreement (the "Base Business") at no profit to Abbott, and the Company and Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments are amortized to revenue as incremental cartridges are sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5,000,000, $4,000,000 and $10,800,000 were received in September 1998, January 1999 and January 2000, respectively. Unamortized revenue relating to these prepayments in the amounts of $10,606,000 and $1,012,000 are included in deferred revenue-current at December 31, 2000 and 1999, respectively, and $5,000,000 is included in deferred revenues from related party, non-current at December 31, 1999. The final prepayment of $5,200,000 was received in January 2001. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

Under the terms of the Research Agreement, the Company will conduct research and will develop products primarily to be commercialized by Abbott. Such research and development will be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The Company and Abbott will jointly own the intellectual property which is developed during the course of work performed under the Research Agreement. In connection with this agreement, revenues from Abbott of $2,697,000, $1,762,000 and $110,000 are included in net revenues in 2000, 1999 and 1998, respectively. Abbott currently is not funding any of the Company's research and development programs. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

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

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


12. INCOME TAXES

The difference between income tax expense and the expected tax which would result from the use of the Federal Statutory income tax rate is as follows:

                                                                  2000        1999          1998
--------------------------------------------------------------------------------------------------
Computed tax at statutory Federal rate...............           (34.0%)      (34.0%)       (34.0%)
State income taxes, net of Federal benefits..........            (6.8%)        0.0%          0.0%
Foreign (income)/loss not subject to
   United States tax.................................            (4.5%)        8.1%          5.9%
Change in valuation allowance........................             32.1%       24.6%         27.8%
Other................................................              2.9%        1.3%          0.3%
                                                                ----------------------------------
Income tax (benefit)/expense.........................           (10.3%)        0.0%          0.0%
                                                                ==================================

In November 2000, the New Jersey Economic Development Authority approved the Company's application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the "Program"). During the fourth quarter of 2000, the Company received $867,000 from the sale of State of New Jersey income tax benefits expiring in 2000. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. The Company recognized the sale of this tax benefit in 2000 as all conditions stipulated in the Program have been met.

At December 31, 2000, the Company had a net operating loss carry forward of approximately $159,611,000 for United States Federal income tax purposes which expires in varying amounts through 2020. The Company also has unused research and development tax credits of approximately $1,463,000 for United States Federal income tax purposes which expire in varying amounts through 2020. The timing and manner in which the United States Federal operating loss carry forwards and credits may be utilized in any year by the Company will be limited by Internal Revenue Code Section 382. The Company has unused Canadian net operating loss carry forward of approximately $14,320,000 which expire in varying amounts through 2004. Additionally, the Company has unused Canadian investment tax credits of approximately $2,529,000 which expire in varying amounts through 2010.

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax assets due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 2000 and 1999 was approximately $4,303,000 and $3,544,000 respectively.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Temporary differences and carry forwards, which give rise to the deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

                                                                  2000                    1999
                                                              Deferred Tax            Deferred Tax
IN THOUSANDS OF DOLLARS                                   Assets (Liabilities)    Assets (Liabilities)
------------------------------------------------------------------------------------------------------
Net Operating Loss -- United States................             $ 54,268               $ 51,498
Net Operating Loss -- Canada.......................                3,168                  4,113
Net Operating Loss -- Province (Canada)............                1,737                  2,232
State Taxes........................................               10,787                  8,225
Deferred Revenue...................................                3,740                  2,291
Tax Credits -- United States.......................                1,463                  1,414
Tax Credits -- Canada..............................                2,529                  3,594
Intangibles........................................                  (58)                  (405)
Depreciation -- United States......................                 (276)                  (495)
Depreciation -- Canada.............................                  158                    602
Depreciation -- Province (Canada)..................                  218                    816
Other..............................................                2,000                  1,546
                                                                --------------------------------
                                                                  79,734                 75,431
                                                                --------------------------------
Valuation Allowance -- United States...............              (61,137)               (55,849)
Valuation Allowance -- Canada......................               (5,855)                (8,309)
Valuation Allowance -- Province (Canada)...........               (1,955)                (3,048)
Valuation Allowance -- State.......................              (10,787)                (8,225)
                                                                --------------------------------
Total Net Deferred Taxes...........................             $     --               $     --
                                                                ================================

Given that significant uncertainty exists regarding the realizability of the Company's deferred tax assets, a full valuation allowance is recorded.

13. SAVINGS AND INVESTMENT RETIREMENT PLAN

The Company has a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code, as amended, whereby substantially all U.S. employees are eligible to participate, ("U.S. Plan"), and a deferred profit sharing plan for substantially all Canadian employees. In June 1999 the Company started to make matching contributions to these plans, and compensation expense in the amount of approximately $103,000 and $101,000 was recorded for the years ended December 31, 2000 and 1999, respectively. The trustee for the U.S. Plan is Fidelity Management Trust Company, which is affiliated with a stockholder of the Company.

14. COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was initially scheduled to commence on November 6, 2000, but was postponed in order to allow the Company to present argument that certain evidence pertaining to the plaintiff's interpretation of the Patent should serve as the basis for dismissal of the case. On February 23, 2001, the District Court decided not to dismiss the case and accordingly, the case is expected to be tried in late Spring or early Summer 2001. Should the plaintiff prevail in this case, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The Company was a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management's time and the Company's resources merited an out of court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent of otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

15. CONSOLIDATION OF OPERATIONS

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

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


16. GEOGRAPHIC SEGMENT DATA

The Company is engaged in the development, manufacturing and marketing of its proprietary blood analysis products in the health care sector. The Company's operations are classified into the following geographic areas:

IN THOUSANDS OF DOLLARS                                    Year Ended December 31,
----------------------------------------------------------------------------------------
                                                   2000           1999             1998
Net revenues:
Domestic.....................................    $39,973         $31,437         $29,270
Canada.......................................        302             271             344
Japan........................................      6,621           4,610           3,794
Other International..........................      8,141           8,907           5,693
                                                 ---------------------------------------
Total........................................    $55,037         $45,225         $39,101
                                                 =======================================

IN THOUSANDS OF DOLLARS                          Year Ended December 31,
-------------------------------------------------------------------------
                                                   2000            1999
Long-lived assets:
Domestic.....................................    $ 3,991         $ 3,839
Canada.......................................     15,646          14,041
                                                 ------------------------
Total........................................    $19,637         $17,880
                                                 ========================


The Company's net revenues from Abbott were approximately $45,927,000, $35,499,000 and $4,515,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                  2000
                                                                   First            Second            Third           Fourth
In thousands of dollars, except share and per share data          Quarter           Quarter          Quarter         Quarter
-------------------------------------------------------------------------------------------------------------------------------
Net revenues.....................................              $    11,154       $    14,809      $    13,453      $    15,621
Operating loss...................................                  ($5,175)          ($3,930)           ($575)           ($445)
Net income (loss)................................                  ($4,669)          ($3,491)           ($114)            $779
Basic and diluted net income (loss) per share....                   ($0.26)           ($0.19)          ($0.01)           $0.04
Weighted average shares used in computing
    basic net income (loss) per share............               17,765,224        18,004,095       18,060,265       18,104,346

Weighted average shares used in computing
 diluted net income (loss) per share.............               17,765,224        18,004,095       18,060,265       19,305,728

                  1999

                                                                   First            Second            Third           Fourth
In thousands of dollars, except share and per share data          Quarter           Quarter          Quarter          Quarter
--------------------------------------------------------------------------------------------------------------------------------
Net revenues.....................................              $    10,337       $    11,426      $    11,377      $    12,085
Operating loss...................................                  ($4,937)          ($4,860)         ($1,836)         ($2,676)
Net loss.........................................                  ($4,491)          ($4,492)         ($1,478)         ($2,341)
Basic and diluted net loss per share.............                   ($0.26)           ($0.26)          ($0.08)          ($0.13)
Weighted average shares used in computing
    basic and diluted net loss per share.........               17,473,965        17,518,028       17,566,063       17,617,105

Basic and diluted net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year basic and diluted net loss per common share amounts.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS OF i-STAT CORPORATION:

Our audits of the consolidated financial statements referred to in our report dated February 6, 2001 appearing in this 2000 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 6, 2001

                                                                     SCHEDULE II

                               i-STAT CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                                                       Balance at    Charged to    Charged to                     Balance at
In thousands of dollars, except share                  Beginning      Costs and      Other                          end of
and per share data                                     of Period      Expenses      Accounts       Deductions       Period
---------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000:
Reserve for Doubtful Accounts...................        $   128        $  --          $--           ($100)*        $    28
                                                        ===================================================================
For the year ended December 31, 1999:
Reserve for Doubtful Accounts...................        $   190        $  --          $--            ($62)*        $   128
                                                        ===================================================================
For the year ended December 31, 1998:
Reserve for Doubtful Accounts...................        $   109        $  103         $--            ($22)*        $   190
                                                        ===================================================================
For the year ended December 31, 2000:
Tax Valuation Reserve...........................        $75,431        $4,303         $--              --          $79,734
                                                        ===================================================================
For the year ended December 31, 1999:
Tax Valuation Reserve...........................        $71,887        $3,544         $--          $   --          $75,431
                                                        ===================================================================
For the year ended December 31, 1998:
Tax Valuation Reserve...........................        $63,982        $7,905         $--          $   --          $71,887
                                                        ===================================================================


* Trade accounts receivable written off against the reserve for doubtful accounts.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New Jersey on the 30th day of March, 2001.


                                        i-STAT CORPORATION

                                        By: /s/ William P. Moffitt
                                           ------------------------
                                           William P. Moffitt
                                           President and Chief Executive Officer


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William P. Moffitt and Roger J. Mason, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                                DATE
---------                   -----                                                ----



/s/ William P. Moffitt      President, Chief Executive Officer and Director      March 30, 2001
------------------------    (Principal Executive Officer)
William P. Moffitt


/s/ Roger J. Mason          Vice President of Finance, Treasurer and Chief       March 30, 2001
------------------------    Financial Officer (Principal Financial and
Roger J. Mason              Accounting Officer)

/s/ J. Robert Buchanan      Chairman of the Board                                March 30, 2001
------------------------
J. Robert Buchanan

/s/ Stephen D. Chubb        Director                                             March 30, 2001
------------------------
Stephen D. Chubb

/s/ Lionel N. Sterling      Director                                             March 30, 2001
------------------------
Lionel N. Sterling

/s/ Anne M. VanLent         Director                                             March 30, 2001
------------------------
Anne M. VanLent


                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

10.55             Technology Business Tax Certificate Program Agreement