Form 10-Q
period 2001-03-31
I STAT CORPORATION /DE/
filed 2001-05-15
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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



            Yes   [X]                                    No [ ]



        The number of shares outstanding of each of the Issuer's classes of Common Stock as of the latest practicable date.

            Class                                        May 4, 2001
            -----                                        -----------
            Common Stock, $ .15 par value                18,531,128

                               i-STAT CORPORATION
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I   FINANCIAL INFORMATION

         Item 1 - Financial Statements

         Consolidated Condensed Statements of Operations
           for the three months ended March 31, 2001 and 2000...............3

         Consolidated Condensed Balance Sheets
           as of March 31, 2001 and December 31, 2000.......................4

         Consolidated Condensed Statements of Cash Flows
           for the three months ended March 31, 2001 and 2000...............5

         Notes to Consolidated Condensed Financial Statements...........6 - 8

         Item 2 - Management's Discussion and Analysis of Financial

                    Condition and Results of Operations ...............9 - 12


PART II  OTHER INFORMATION

         Item 1 - Legal Proceedings........................................13

         Item 6 - Exhibits and Reports on Form 8-K.........................14


  SIGNATURES...............................................................15

                              i-STAT CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

          (In thousands of dollars, except share and per share data)
                                 (unaudited)


                                                                 Three Months Ended
                                                                       March 31,
                                                         -----------------------------------
                                                             2001                    2000
                                                         ------------           ------------
Net revenues:
    Related party product sales ............              $    10,309            $     8,703
    Third party product sales ..............                    1,844                  1,506
    Other related party revenues ...........                      175                    945
                                                         ------------           ------------
        Total net revenues .................                   12,328                 11,154
                                                         ------------           ------------
Cost of products sold ......................                   10,526                 10,762
Research and development ...................                    1,944                  2,154
General and administrative .................                    1,575                  1,515
Sales and marketing ........................                    2,412                  1,898
                                                         ------------           ------------
        Total operating cost and expenses...                   16,457                 16,329
                                                         ------------           ------------
            Operating loss .................             (      4,129)          (      5,175)
                                                         ------------           ------------

Other income, net ..........................                      303                    506
                                                         ------------           ------------
Net loss ...................................             ($     3,826)           ($    4,669)
                                                         ============           ============
Basic and diluted net loss per share .......             ($      0.21)           ($     0.26)
                                                         ============           ============
Shares used in computing basic and
    diluted net loss per share .............               18,232,494             17,765,224
                                                         ============           ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              i-STAT CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS

          (In thousands of dollars, except share and per share data)
                                 (unaudited)


                                                                                      March 31,         December 31,
                                                                                         2001                2000
                                                                                      ---------         ------------
          ASSETS
Current assets:
     Cash and cash equivalents ...................................................    $  17,721           $  19,536
     Accounts receivable, net ....................................................          383                 868
     Accounts receivable from related parties ....................................        3,205               3,607
     Inventories .................................................................       16,973              15,402
     Prepaid expenses and other current assets ...................................          878                 884
                                                                                      ---------           ---------
          Total current assets ...................................................       39,160              40,297
Plant and equipment, net of accumulated depreciation of
     $27,774 in 2001 and $27,346 in 2000..........................................       17,393              17,766
Other assets .....................................................................        1,908               1,871
                                                                                      ---------           ---------
          Total assets ...........................................................    $  58,461           $  59,934
                                                                                      =========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................................    $   3,055           $   3,464
     Accrued expenses ............................................................        3,487               4,488
     Deferred revenue (inclusive of related party deferred
      revenue of $13,617 in 2001 and $10,675 in 2000) ............................       13,766              10,824
                                                                                      ---------           ---------
          Total current liabilities ..............................................       20,308              18,776
                                                                                      ---------           ---------
     Deferred revenue from related party, non-current ............................           89                 106
                                                                                      ---------           ---------
           Total liabilities .....................................................       20,397              18,882
                                                                                      ---------           ---------
Stockholders' equity:
     Preferred Stock, $.10 par value, shares authorized 7,000,000:
          Series A Junior Participating Preferred Stock, $.10 par value,
             1,500,000 shares authorized; none issued ............................           --                  --
          Series B Preferred Stock, $.10 par value, shares authorized 2,138,
             none issued .........................................................           --                  --
     Common Stock, $.15 par value, shares authorized 25,000,000:
             shares issued 18,553,227 at March 31, 2001
             and 18,436,654 at December 31, 2000 .................................        2,783               2,766
     Treasury Stock, at cost, 40,817 shares at March 31, 2001 and
             at December 31, 2000 ................................................    (     750)          (     750)
     Additional paid-in capital ..................................................      240,290             238,814
     Unearned compensation .......................................................         (580)          (     764)
     Loan to officer, net ........................................................         (663)          (     717)
     Accumulated deficit .........................................................    ( 200,791)          ( 196,965)
     Accumulated other comprehensive loss related to
             foreign currency translation ........................................    (   2,225)          (   1,332)
                                                                                      ---------           ---------
           Total stockholders' equity ............................................       38,064              41,052
                                                                                      ---------           ---------
           Total liabilities and stockholders' equity ............................    $  58,461           $  59,934
                                                                                      =========           =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              i-STAT CORPORATION
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          (In thousands of dollars)
                                 (unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ---------------------------
                                                                                         2001               2000
                                                                                       --------           --------
Cash flows from operating activities:
   Net loss ...................................................................        ($ 3,826)          ($ 4,669)
   Adjustments to reconcile net loss to net cash provided by (used) in
     operating activities .....................................................            (636)               154
   Change in assets and liabilities ...........................................           2,942             10,843
                                                                                       --------           --------
     Net cash provided by (used in) operating activities ......................        (  1,520)             6,328
                                                                                       --------           --------

Cash flows from investing activities:
   Purchase of equipment ......................................................        (  1,731)          (  1,480)
   Other ......................................................................        (     53)          (     61)
                                                                                       --------           --------
     Net cash used in investing activities ....................................        (  1,784)          (  1,541)
                                                                                       --------           --------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock .....................................           1,493              3,178
   Purchase of Treasury Stock .................................................              --           (    750)
                                                                                       --------           --------
     Net cash provided by financing activities ................................           1,493              2,428
                                                                                       --------           --------
   Effect of currency exchange rate changes on cash ...........................        (      4)                34
                                                                                       --------           --------
   Net increase (decrease) in cash and cash equivalents .......................        (  1,815)             7,249
   Cash and cash equivalents at beginning of period ...........................          19,536             25,575
                                                                                       --------           --------
   Cash and cash equivalents at end of period .................................        $ 17,721           $ 32,824
                                                                                       ========           ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              i-STAT CORPORATION
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)



1.    GENERAL


      Basis of Presentation

      The information presented as of March 31, 2001 and 2000, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

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

      Options to purchase 2,593,001 shares of common stock at $6.13 - $32.58 per share, which expire on various dates from June 2001 to February 2011, were outstanding at March 31, 2001. These shares were not included in the computation of diluted EPS because the effect would be antidilutive due to the net loss.

      Comprehensive Income

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2001              2000
                                                    -------           -------
                                                    (In thousands of dollars)
      Net loss .............................        ($3,826)          ($4,669)
      Other comprehensive income (loss):
         Foreign currency translation ......        (   893)               20
                                                    -------           -------
      Comprehensive loss ...................        ($4,719)          ($4,649)
                                                   =========         =========

      Recently Issued Accounting Pronouncements:

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, the adoption of SFAS No. 133 did not have an impact on the Company's consolidated results of operations, financial position or cash flow.

                              i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)



2.    INVENTORIES


      Inventories consist of the following:

                                                   March 31, 2001           December 31, 2000
                                                   --------------           -----------------
                                                        (In thousands of dollars)
        Raw materials                                   $ 5,932                  $ 5,696
        Work in process                                   3,419                    3,700
        Finished goods                                    7,622                    6,006
                                                        -------                  -------
                                                        $16,973                  $15,402
                                                        =======                  =======



3.    COMMITMENTS AND CONTINGENCIES

      The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial is scheduled for July 16, 2001. Should the plaintiff prevail in this case, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.


4.    RELATED PARTY TRANSACTIONS

      In January 2001, the Company received from Abbott Laboratories ("Abbott") the fourth and final installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott), in the amount of $5.2 million. This amount, and the third installment of $10.8 million which was received in January 2000, are carried on the consolidated condensed balance sheets as deferred revenue, current, net of amortization of such prepayments to income as incremental cartridge sales are generated. The Company had $13,617,000 and $10,675,000 of deferred revenue, current, and $89,000 and $106,000 of deferred revenue, non-current, from Abbott at March 31, 2001, respectively, and December 31, 2000, respectively.

      The Company generated $10,309,000 and $8,703,000 of net product sales from Abbott for the three months ended March 31, 2001 and 2000, respectively. Other related party revenues from Abbott comprise approximately $175,000 for the three months ended March 31, 2001, and $945,000 for the three months ended March 31, 2000, which consist of reimbursement of certain research and development and/or marketing expenses. At March 31, 2001, the Company had $3,205,000 of accounts receivable due from Abbott.

      On March 16, 2000, Agilent Technologies, Inc. ("Agilent"), at the time a subsidiary of Hewlett-Packard Company, converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, sold its holding and is no longer a related party.

                              i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)


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

      In connection with the award of such 250,000 shares to one executive officer, on June 30, 1999, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note for the withholding tax amount carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable three years from the date of the execution of a second promissory note for the remaining taxes. The second promissory note, executed in April 2000, of approximately $257,000 carries an interest rate of 6.36%, payable annually. One third of the principal amount of these loans is forgiven on each anniversary date of the loan for the remaining taxes if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as result of the forgiveness of these loans.

      Compensation expenses in the amount of approximately $297,000 and $271,000 were recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the three months ended March 31, 2001 and 2000, respectively.

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

       The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company is also studying the development of cardiac marker tests. In the fourth quarter of 2000, the Company introduced an analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities possessed by the i-STAT System, incorporates the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product. The new i-STAT 1 Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense(R) glucose strips on one integrated hand-held device. The new analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a new central data management system, enhances the customer's ability to centrally manage a widely distributed point-of-care testing program.

       Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system (the "Integrated Analyzer") which integrates all of the blood diagnostics capabilities of the i-STAT System. (As part of a spin-off of its measurement systems business in 1999, HP assigned its rights and obligations under its agreements with the Company to Agilent Technologies, Inc. ("Agilent").) On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott which, among other things, has altered significantly the manner in which the Company markets and sells its products worldwide. A substantial majority of the Company's revenues are now derived from Abbott. Please see "Alliance with Abbott Laboratories" under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of the Company's agreements with Abbott.


RESULTS OF OPERATIONS


       THREE MONTHS ENDED MARCH 31, 2001

      The Company generated revenues of approximately $12.3 million and $11.2 million for the three months ended March 31, 2001 and 2000, respectively, including international revenues (as a percentage of worldwide revenues) of $3.2 million (25.7%) and $2.8 million (25.5%), respectively. Revenues from Abbott represented approximately 85.0% and 85.3% of the Company's worldwide revenues for the three months ended March 31, 2001 and 2000, respectively.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


      The $1.2 million (10.5%) increase in total net revenues was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital accounts in the United States and internationally. Worldwide cartridge shipments increased 33.6% to 2,759,000 units in the three months ended March 31, 2001, from 2,064,875 units in the three months ended March 31, 2000. However, cartridge shipments in the first quarter of 2000 were constrained by manufacturing process problems, and shipments in the three months ended March 31, 2001 were approximately 17.2% above the level of demand (shipments plus backorders) in the three months ended March 31, 2000. Revenues from the increased cartridge shipments were augmented by higher worldwide average selling prices per cartridge, which increased from approximately $3.33 to $3.39 per cartridge in the same periods. Cartridge average selling prices in the three months ended March 31, 2000 were reduced by the constrained shipments of higher priced cartridges. During the term of the strategic alliance between the Company and Abbott, cartridge average selling prices are expected to decline because of the applicable product pricing arrangements. Other related party revenues decreased by approximately $0.7 million, from approximately $0.9 million in the three months ended March 31, 2000 to approximately $0.2 million in the three months ended March 31, 2001, reflecting the reduction in reimbursements from Abbott to fund certain research and development expenses. Abbott currently is not funding any of the Company's research and development programs.

      Manufacturing costs (as a percentage of product sales) associated with product sales for the three months ended March 31, 2001 and 2000 were approximately $10.5 million (86.6%) and $10.8 million (105.4%), respectively. Cost of products sold, as a percentage of product sales, generally decreases with increased shipment volume of the Company's cartridges and improvements in manufacturing productivity and yields. Cost of products sold, as a percentage of product sales, improved in the first quarter of 2001 compared to the first quarter of 2000 due to increased production volume, which caused fixed manufacturing costs to be spread over a larger number of product units. This improvement was partially offset by a higher level of scrap in the first quarter of 2001. Reduced levels of production and higher than normal scrap levels negatively impacted the first quarter of 2000. While cartridge production in the first quarter of 2001 was at a significantly higher level than in the first quarter of 2000, it was nevertheless at a lower level than the cartridge production in the third and fourth quarters of 2000, as cartridge inventories were rebuilt during the second half of 2000 following the manufacturing process problems in the first quarter of 2000.

      The Company incurred research and development costs (as a percentage of net revenues) of approximately $1.9 million (15.8%) and $2.2 million (19.3%) for the three months ended March 31, 2001 and 2000, respectively, consisting of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The $0.3 million decrease from year to year is primarily attributable to reduced consulting expenses and reduced consumption of materials used in research and development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs.

      The Company incurred general and administrative expenses (as a percentage of net revenues) of approximately $1.6 million (12.8%) and $1.5 million (13.6%) for the three months ended March 31, 2001 and 2000, respectively. General and administrative expenses consisted primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure.

      The Company incurred sales and marketing expenses (as a percentage of net revenues) of approximately $2.4 million (19.6%) and $1.9 million (17.0%) for the three months ended March 31, 2001 and 2000, respectively, consisting primarily of salaries, commissions, benefits, travel, and other expenditures for sales representatives, implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The $0.5 million increase from year to year is a result of higher staffing levels and increased marketing activities. Included in other related party revenues are amounts billed to Abbott for services performed by the implementation coordinators, approximating $0.2 million for each of the three months ended March 31, 2001 and 2000.

      Other income, net, of approximately $0.3 million and $0.5 million for the three months ended March 31, 2001 and 2000, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)


      Net loss for the three months ended March 31, 2001 was approximately $3.8 million, or 21 cents per share, compared with a net loss of approximately $4.7 million, or 26 cents per share, for the first quarter of 2000. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 18.232 million and 17.765 million in the 2001 and 2000 periods, respectively. The increase in the weighted average number of shares primarily reflects the exercise of employee stock options since the first quarter 2000.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, the Company had cash and cash equivalents of approximately $17.7 million, a decrease of approximately $1.8 million from the December 31, 2000 balance of approximately $19.5 million. The decrease primarily reflects approximately $1.5 million of cash used in operating activities and purchases of equipment of approximately $1.8 million, partially offset by the receipt of approximately $1.5 million from the proceeds of stock option exercises. Working capital decreased by approximately $2.7 million from $21.5 million to $18.8 million during the same period. Changes in working capital during the three months ended March 31, 2001 primarily reflect the decrease in cash and cash equivalents, a decrease of approximately $0.9 million in accounts receivable, an increase of approximately $1.6 million in inventories which reflects higher finished goods values for cartridges and analyzers, and a reduction of approximately $1.4 million in accounts payable and accrued expenses which primarily reflects the payment of accrued 2000 annual incentive bonuses. Changes in working capital also include an increase of approximately $2.9 million in deferred revenue, which reflects the receipt of $5.2 million from Abbott in January 2001, representing the fourth and final installment of prepayments for guaranteed future incremental cartridge sales, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated. The Company expects its existing cash and cash equivalents to be sufficient to meet its obligations and its liquidity and capital requirements for the near term. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous factors, including the results of its marketing and sales activities, and its new product development efforts, manufacturing efficiencies and manufacturing plant expansion plans, the outcome of ongoing litigation and competitive conditions. The Company currently anticipates that it will need to raise a significant amount of capital in order to fund long-term product development programs and manufacturing capacity needs.

      On March 16, 2000, Agilent Technologies, Inc., at the time a subsidiary of HP, converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holding and is no longer a related party for financial statement purposes.

      The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company presently does not have any derivative instruments or hedging activities and, consequently, the adoption of SFAS No. 133 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (continued)



SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

       CERTAIN STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE "FORWARD-LOOKING STATEMENTS," WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC CONDITIONS AFFECTING THE COMPANY'S TARGET MARKETS, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT OF CARE BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES. SEE ADDITIONAL DISCUSSION UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                              i-STAT CORPORATION

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

       The Company is a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27,1995, alleges infringement by i-STAT of Nova's U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit which affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial is scheduled for July 16, 2001. Should the plaintiff prevail in this case, it could have a material and adverse impact on the financial position, results of operations and cash flows of the Company.

                                EXHIBIT INDEX

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits

            3.1 Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

            3.2      By-Laws (Form 10-K for fiscal year ended December 31,1996)*

            3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

            3.4 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

            4.1 Stockholder Protection Agreement, dated as of June 26, 1995 , between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*



            * These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

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



DATE:  May 15, 2001



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