Form 10-Q
period 2001-06-30
I STAT CORPORATION /DE/
filed 2001-08-14
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the securities exchange act of 1934

                  For the quarterly period ended June 30, 2001

                         Commission File Number 0-19841

                               i-STAT CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                                          22-2542664
                  --------                                                          ----------
                  (State or other jurisdiction of                                   (I.R.S. employer
                  incorporation or organization)                                    Identification No.)

                  104 Windsor Center Drive, East Windsor, NJ                        08520
                  ------------------------------------------                        -----
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



             Yes [X]                                    No [ ]



The number of shares outstanding of each of the Issuer's classes of Common Stock as of the latest practicable date.

                  Class                                                             August 13, 2001
                  -----                                                             ---------------

                  Common Stock, $0.15 par value                                     20,058,922

                               i-STAT CORPORATION
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I    FINANCIAL INFORMATION

          Item 1 - Financial Statements

          Consolidated Condensed Statements of Operations
              for the three months and six months ended June 30, 2001 and 2000............................... 3

          Consolidated Condensed Balance Sheets
              as of June 30, 2001 and December 31, 2000...................................................... 4

          Consolidated Condensed Statements of Cash Flows
              for the six months ended June 30, 2001 and 2000................................................ 5

          Notes to Consolidated Condensed Financial Statements..............................................6 - 8

          Item 2 - Management's Discussion and Analysis of Financial

                    Condition and Results of Operations....................................................9 - 14


PART II   OTHER INFORMATION

          Item 1 - Legal Proceedings.........................................................................15

          Item 2 - Changes in Securities.....................................................................15

          Item 4 - Submission of Matters to a Vote of Security Holders.......................................16

          Item 6 - Exhibits and Reports on Form 8-K..........................................................17


SIGNATURES...................................................................................................18

                               i-STAT CORPORATION
                      CONLSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

           (in thousands of dollars, except share and per share data)
                                   (unaudited)

                                                    Three Months Ended                       Six Months Ended
                                                         June 30,                                  June 30,
                                          ----------------------------------      -----------------------------------
                                                   2001               2000                 2001              2000
                                                   ----               ----                 ----              ----
Net revenues:
     Related party product sales........  $      11,936       $      11,290       $      22,244      $       19,993
     Third party product sales..........          1,929               2,564               3,774               4,070
     Other related party revenues.......            175                 955                 350               1,900
     Other third party revenues.........            327                   -                 327                   -
                                          -------------       -------------       -------------      --------------
         Total net revenues.............         14,367              14,809              26,695              25,963

Cost of products sold...................         12,045              11,134              22,571              21,896
Research and development................          1,985               2,115               3,929               4,269
General and administrative..............          1,929               1,911               3,504               3,426
Sales and marketing.....................          2,327               2,079               4,739               3,977
Litigation settlement...................         10,491               1,500              10,491               1,500
                                          -------------       -------------       -------------      --------------
         Total operating expenses.......         28,777              18,739              45,234              35,068
                                          -------------       -------------       -------------      --------------

              Operating loss............        (14,410)             (3,930)            (18,539)             (9,105)
                                          --------------      --------------      --------------     ---------------

Other income, net.......................            188                 439                 491                 945
                                          -------------       -------------       -------------      --------------

Net loss................................  ($     14,222)      ($      3,491)      ($     18,048)     ($       8,160)
                                          ==============      ==============      ==============     ==============

Basic and diluted net loss per share....  ($      0.78)       ($       0.19)      ($       0.99)     ($        0.46)
                                          =============       =============       ==============     ===============
Shares used in computing basic and
     diluted net loss per share.........     18,305,715          18,004,095          18,268,956          17,884,660
                                          =============       =============       =============      ==============


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

           (in thousands of dollars, except share and per share data)
                                   (unaudited)

                                                                              June 30,                  December 31,
                                                                                2001                        2000
                                                                             -----------                -----------
         ASSETS
Current assets:
     Cash and cash equivalents.............................................  $    12,357                $    19,536
     Accounts receivable, net..............................................        1,103                        868
     Accounts receivable from related party, net...........................        2,354                      3,607
     Inventories...........................................................       16,185                     15,402
     Prepaid expenses and other current assets.............................          823                        884
                                                                             -----------                -----------
         Total current assets..............................................       32,822                     40,297
Plant and equipment, net of accumulated depreciation of
     $29,754 in 2001 and $27,346 in 2000...................................       18,188                     17,766
Other assets...............................................................        1,931                      1,871
                                                                             -----------                -----------
         Total assets......................................................  $    52,941                $    59,934
                                                                             ===========                ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable......................................................  $     2,452                $     3,464
     Accrued expenses .....................................................        3,508                      4,488
     Accrued litigation settlement.........................................       10,491                          -
     Deferred revenue (inclusive of related party deferred
         revenue of $10,964 in 2001 and $10,675 in 2000)...................       10,984                     10,824
                                                                             -----------                -----------
         Total current liabilities.........................................       27,435                     18,776
                                                                             -----------                -----------
     Deferred revenue from related party, non-current......................           72                        106
                                                                             -----------                -----------
         Total liabilities.................................................       27,507                     18,882
                                                                             -----------                -----------
Stockholders' equity:
     Preferred Stock, $0.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $0.10 par value,
         1,500,000 shares authorized; none issued..........................            -                          -
         Series B Preferred Stock, $0.10 par value, 2,138,702 shares authorized;
         none issued.......................................................            -                          -
     Common Stock, $0.15 par value, 50,000,000 and 25,000,000 shares authorized,
         18,615,981 and 18,436,654 shares issued, and 18,575,164 and 18,395,837
         shares outstanding in 2001 and 2000, respectively.................        2,792                      2,766
     Treasury Stock, at cost, 40,817 shares................................  (      750)                (       750)
     Additional paid-in capital............................................      240,950                    238,814
     Unearned compensation.................................................  (      405)                (       764)
     Loan to officer, net..................................................  (      579)                (       717)
     Accumulated deficit...................................................  (  215,010)                (   196,965)
     Accumulated other comprehensive loss related to
         foreign currency translation......................................  (    1,564)                (     1,332)
                                                                             -----------                -----------
         Total stockholders' equity........................................       25,434                     41,052
                                                                             -----------                -----------
         Total liabilities and stockholders' equity........................  $    52,941                $    59,934
                                                                             ===========                ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)
                                   (unaudited)


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                             ---------------------------------------
                                                                                 2001                      2000
                                                                             -----------                -----------
Cash flows from operating activities:
    Net loss...............................................................  ($  18,048)               ($     8,160)
    Adjustments to reconcile net loss to net cash (used in) provided by
       operating activities................................................  (    1,598)               (         70)
    Change in assets and liabilities.......................................       13,843                     10,982
                                                                             -----------               ------------
       Net cash (used in) provided by operating activities.................      (5,803)                      2,752
                                                                             -----------               ------------

Cash flows from investing activities:
    Purchase of equipment..................................................  (    3,307)               (      3,021)
    Other..................................................................  (      105)               (        111)
                                                                             -----------               -------------
       Net cash used in investing activities...............................  (    3,412)               (      3,132)
                                                                             -----------               -------------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock.................................        2,029                      3,488
    Purchase of Treasury Stock.............................................            -               (        750)
    Loan to officer........................................................            -               (        257)
                                                                             -----------               -------------
       Net cash provided by financing activities...........................        2,029                      2,481
                                                                             -----------               ------------

    Effect of currency exchange rate changes on cash.......................            7                        154
                                                                             -----------               ------------
    Net (decrease) increase in cash and cash equivalents...................      (7,179)                      2,255
    Cash and cash equivalents at beginning of period.......................       19,536                     25,575
                                                                             -----------               ------------
    Cash and cash equivalents at end of period.............................  $    12,357               $     27,830
                                                                             ===========               ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)


1.       GENERAL

         Basis of Presentation

         The information presented as of June 30, 2001 and 2000, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, including the Notes thereto, which were included as part of the Company's Annual Report on Form 10-K, File No. 0-19841.

         Basic and Diluted Loss per Share

         Basic and diluted net loss per share is calculated using the weighted average number of common shares outstanding for all periods presented. Basic EPS excludes any potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has not included potentially dilutive common shares in the diluted per-share computation, as the result is antidilutive.

         Options to purchase 2,515,629 shares of common stock with exercise prices of $6.13 - $32.58 per share, which expire on various dates from December 2001 to May 2011, were outstanding at June 30, 2001. These shares were not included in the computation of diluted EPS for all periods presented because the effect would be antidilutive due to the Company's net loss.

         Comprehensive Income

         Statement of Financial Accounting Standards ('SFAS") No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments to be included in other comprehensive earnings. The only component of accumulated other comprehensive income (loss) for the Company is foreign currency translation adjustments resulting from the translation of the financial statements of the Company's Canadian subsidiary.

                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                 ---------------------------             -------------------------
                                                    2001            2000                    2001           2000
                                                    ----            ----                    ----           ----
                                                                      (In thousands of dollars)
         Net loss............................    ($  14,222)    ($   3,491)             ($  18,048)     ($   8,160)
         Other comprehensive income (loss):

             Foreign currency translation....            661    (      167)             (      232)     (      147)
                                                 -----------    -----------             -----------     -----------
         Comprehensive loss..................    ($  13,561)    ($   3,658)             ($  18,280)     ($   8,307)
                                                 ===========    ===========             ===========     ===========

         Recently Issued Accounting Pronouncements:

         On June 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)

         On June 20, 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is in the process of evaluating the impact of adopting this Statement.

2.       INVENTORIES


         Inventories consist of the following:

                                                        June 30, 2001        December 31, 2000
                                                        -------------        -----------------
                                                               (In thousands of dollars)
           Raw materials................................$    6,939               $   5,696
           Work in process..............................     3,867                   3,700
           Finished goods...............................     5,379                   6,006
                                                        ----------               ---------
                                                        $   16,185               $  15,402
                                                        ==========               =========



3.       COMMITMENTS AND CONTINGENCIES

         The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by i-STAT Corporation of Nova Biomedical Corporation's ("Nova") U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company's resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a settlement agreement and a license agreement under which the Company agreed to pay Nova $10.5 million. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note and a retroactive royalty of $0.5 million is to be paid in August 2001 for the period January 1, 2001 through June 30, 2001. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Nova patent (July 22, 2005). The Company is in the early stages of commercializing products which determine hematocrit levels using a method that it believes is outside both the licensed method and the Patent.

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

                                   (continued)

4.       RELATED PARTY TRANSACTIONS

         In January 2001, the Company received a payment of $5.2 million from Abbott Laboratories ("Abbott") for the fourth and final installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott). The fourth installment of $5.2 million and the third installment of $10.8 million, which was received in January 2000, are presented on the consolidated condensed balance sheets as deferred revenue, current, and are carried net of amortization of such prepayments to income. The prepayments are amortized to related party product sales as incremental cartridge sales are generated. The Company had $10,964,000 and $10,675,000 of deferred revenue, current, and $72,000 and $106,000 of deferred revenue, non-current, from Abbott at June 30, 2001, and December 31, 2000, respectively. The Company generated $11,936,000 and $11,290,000 of net product sales from Abbott for the three months ended June 30, 2001 and 2000, respectively, and $22,244,000 and $19,993,000 for the six months ended June 30, 2001 and 2000, respectively.

         Other related party revenues from Abbott were $175,000 and $955,000 for the three months ended June 30, 2001 and 2000, respectively, and $350,000 and $1,900,000 for the six months ended June 30, 2001 and 2000, respectively. The other related party revenues from Abbott consist of reimbursement of certain research and development and/or marketing expenses. At June 30, 2001, the Company had $2,354,000 of related party accounts receivable, net, due from Abbott.


5.       SUBSEQUENT EVENTS

         On August 3, 2001, the Company closed a $34.1 million private placement of Common Stock and a new Zero Coupon Series C Preferred Stock with several institutional investors. The purchase price per share (on an as-converted basis) was $9.218.

         The Company has agreed to register the resale of the shares issued in the private placement with the Securities and Exchange Commission. Upon effectiveness of the Registration Statement (and with certain exceptions), on the 130th day following the closing, the Series C Preferred shares will automatically convert into Common Stock, with the conversion ratio to be based on a 12% discount to the trading price of the Common Stock during a 20-day measurement period which concludes ten days prior to the conversion date. In addition, for a period of five days prior to the conversion date, the Series C Preferred shares are subject to being redeemed (either in whole or in part) by either the Company or the investors for up to $20.46 million if there is a drop in the average trading price of i-STAT Common Stock, as measured during the conversion period, below the purchase price at closing of the placement (an "Adverse Trading Price Change"). The total number of shares issuable will be less than 3.7 million if the Series C Preferred conversion price exceeds $9.218 per share, but could exceed 3.7 million if there is an Adverse Trading Price Change.

         In connection with the private placement, the investors were issued 6-year warrants to purchase up to an additional 1,295,000 shares of i-STAT Common Stock for a strike price of $10.14. The warrants are subject to anti-dilution protection and are callable by the Company under certain circumstances, in exchange for replacement warrants with a higher strike price. The number of shares underlying the warrants will be reduced ratably to the extent the Series C Preferred shares are redeemed (but not below 43% of the total shares initially covered by the warrants). Under certain circumstances, the investors will have the right to participate in i-STAT financings which are concluded within a year after the closing of the private placement.

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

           The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company is currently developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). The Company is also researching and developing cardiac marker tests. In the fourth quarter of 2000, the Company introduced the i-STAT1 Analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities possessed by the i-STAT System, incorporates the glucose measurement capabilities of the Abbott Laboratories MediSense(R) glucose strips on one integrated hand-held device. The i-STAT1 Analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a new central data management system, enhances the customer's ability to centrally manage a widely distributed point-of-care testing program.

           Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system which integrates all of the blood diagnostics capabilities of the i-STAT System. (As part of a spin-off of its measurement systems business in 1999, HP assigned its rights and obligations under its agreements with the Company to Agilent Technologies, Inc.) On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories ("Abbott"), which has significantly altered the manner in which the Company markets and sells its products worldwide. A substantial majority of the Company's revenues are now derived from Abbott. Please see "Alliance with Abbott Laboratories" under Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a description of the Company's agreements with Abbott.


RECENT DEVELOPMENTS

           On July 26, 2001, the Company and Nova Biomedical Corporation agreed to dismiss the litigation entitled Nova Biomedical Corp. v. i-STAT Corporation, No. 95-11396 (D. Mass) (RGS) with prejudice, effectively releasing each other from all claims that can be brought by either party in the lawsuit. As part of the settlement (the "Nova Settlement"), i-STAT paid Nova $6.5 million in cash and issued a $3.5 million one-year secured promissory note, payable in equal quarterly installments.

           Nova agreed to grant i-STAT a world-wide, non-exclusive license under the patent which was the subject of the lawsuit, to manufacture and sell analyzers and cartridges that determine hematocrit levels according to any method i-STAT used to determine hematocrit levels before December 31, 2000 and any method claimed by the patent. i-STAT will pay Nova a royalty of four percent of the invoice price of products sold in the United States utilizing the licensed method. The royalties are payable on sales beginning from January 1, 2001 through the life of the Nova patent (July 22, 2005). The Company is in the early stages of commercializing products which determine hematocrit levels using a method that it believes is outside both the licensed method and the Nova patent which was the subject of the lawsuit.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


           On August 3, 2001, the Company closed a $34.1 million private placement of Common Stock and a new Zero Coupon Series C Preferred Stock with several institutional investors. The purchase price per share (on an as-converted basis) was $9.218.

           The Company has agreed to register the resale of the shares issued in the private placement with the Securities and Exchange Commission. Upon effectiveness of the Registration Statement (and with certain exceptions), on the 130th day following the closing, the Series C Preferred shares will automatically convert into Common Stock, with the conversion ratio to be based on a 12% discount to the trading price of the Common Stock during a 20-day measurement period which concludes ten days prior to the conversion date. In addition, for a period of five days prior to the conversion date, the Series C Preferred shares are subject to being redeemed (either in whole or in part) by either the Company or the investors for up to $20.46 million if there is a drop in the average trading price of i-STAT Common Stock, as measured during the conversion period, below the purchase price at closing of the placement (an "Adverse Trading Price Change"). The total number of shares issuable will be less than 3.7 million if the Series C Preferred conversion price exceeds $9.218 per share, but could exceed 3.7 million if there is an Adverse Trading Price Change.

           In connection with the private placement, the investors were issued 6-year warrants to purchase up to an additional 1,295,000 shares of i-STAT Common Stock for a strike price of $10.14. The warrants are subject to anti-dilution protection and are callable by the Company under certain circumstances, in exchange for replacement warrants with a higher strike price. The number of shares underlying the warrants will be reduced ratably to the extent the Series C Preferred shares are redeemed (but not below 43% of the total shares initially covered by the warrants). Under certain circumstances, the investors will have the right to participate in i-STAT financings which are concluded within a year after the closing of the private placement.

           The foregoing summary is not a complete description of the terms of either the settlement with Nova Biomedical Corporation or the private placement transaction. For further information concerning these developments, please see the Company's Current Reports on Form 8-K dated July 27, 2001 and August 3, 2001, respectively.

RESULTS OF OPERATIONS


          THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         The Company generated total net revenues of approximately $14.4 million and $14.8 million for the three months ended June 30, 2001 and 2000, respectively. Total net revenues included international revenues (as a percentage of total revenues) of $3.5 million (24.1%) and $4.0 million (27.3%) for the respective periods. Revenues from Abbott represented approximately 84.3% and 82.7% of the Company's worldwide revenues for the three months ended June 30, 2001 and 2000, respectively.

         The $0.4 million (2.9%) decrease in revenues was primarily due to lower worldwide average selling prices per cartridge, which declined from approximately $3.96 in the three months ended June 30, 2000 to $3.35 per cartridge in the three months ended June 30, 2001. Total worldwide cartridge shipments increased 15.9% to 2,999,350 units in the three months ended June 30, 2001, from 2,587,525 units in the three months ended June 30, 2000. Cartridge average selling prices in the three months ended June 30, 2001 were lower as a result of product mix and contractual pricing arrangements, which impact prices as volumes increase. During the term of the strategic alliance between the Company and Abbott, cartridge average selling prices are expected to decline because of the applicable product pricing arrangements. Other related party revenues decreased by approximately $0.8 million, from approximately $1.0 million in the three months ended June 30, 2000 to approximately $0.2 million in the three months ended June 31, 2001. This decrease in other related party revenues reflects the cessation in reimbursements from Abbott related to certain research and development expenses. Abbott currently is not funding any of the Company's research and development programs.

         Manufacturing costs (as a percentage of product sales) associated with product sales for the three months ended June 30, 2001 and 2000 were approximately $12.0 million (86.9%) and $11.1 million (80.4%), respectively. Cost of products sold as a percentage of product sales generally decreases with increased production volumes of the Company's cartridges and with improvements in manufacturing productivity yields. However, cost of products sold as a percentage of product sales increased in the second quarter of 2001 compared to the second quarter of 2000 because of the lower product sales attributable to lower cartridge average selling prices and slightly lower cartridge production yields.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


         The Company incurred research and development costs (as a percentage of total net revenues) of approximately $2.0 million (13.8%) and $2.1 million (14.3%) for the three months ended June 30, 2001 and 2000, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The decrease of $0.1 million for the three months ended June 30, 2001 as compared to the prior year period is primarily attributable to reduced consulting expenses and reduced consumption of materials used in research and development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of total net revenues) of approximately $1.9 million (13.4%) and $1.9 million (12.9%) for the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure.

         The Company incurred sales and marketing expenses (as a percentage of total net revenues) of approximately $2.3 million (16.2%) and $2.1 million (14.4%) for the three months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, benefits, travel, and other expenditures for sales representatives, product implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The $0.2 million increase from the second quarter of 2001 as compared to the second quarter of 2000 is primarily attributable to higher staffing levels and increased marketing activities. A portion of the costs of the product implementation coordinators is reimbursed by Abbott, and as a result, total net revenues and gross profit in the three months ended June 30, 2001 and 2000, include approximately $0.2 million and $0.2 million, respectively, of such reimbursement.

         During the three months ended June 30, 2001, the Company recognized settlement costs of $10.5 million related to the settlement of the patent infringement lawsuit with Nova Biomedical Corporation, of which $10.0 million was a settlement payment to Nova and approximately $0.5 million was for retroactive royalties due to Nova based on sales of certain products. During the three months ended June 30, 2000, the Company incurred settlement costs of $1.5 million related to the patent infringement lawsuit with Customedix Corporation.

         Other income, net, of approximately $0.2 million and $0.4 million for the three months ended June 30, 2001 and 2000, respectively, primarily reflects interest income earned on cash and cash equivalents balances.

         Net loss for the three months ended June 30, 2001 was approximately $14.2 million, or 78 cents per basic and diluted share, compared with a net loss of approximately $3.5 million, or 19 cents per basic and diluted share, for the second quarter of 2000. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 18.306 million and 18.004 million in the 2001 and 2000 periods, respectively.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


         SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         The Company generated total net revenues of approximately $26.7 million and $26.0 million for the six months ended June 30, 2001 and 2000, respectively. Total net revenues included international revenues (as a percentage of total revenues) of $6.6 million (24.9%) and $6.9 million (26.5%), respectively. Total net revenues from Abbott represented approximately 84.6% and 83.8% of the Company's worldwide total net revenues for the six months ended June 30, 2001 and 2000, respectively.

         The $0.7 million (2.8%) increase in total net revenues was primarily due to increased sales volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in the United States and internationally. Worldwide cartridge sales increased 23.8% to 5,758,350 units in the six months ended June 30, 2001, from 4,652,400 units in the six months ended June 30, 2000. Revenues from the increased cartridge sales volume were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $3.68 for the six months ended June 30, 2000 to $3.37 per cartridge for the six months ended June 30, 2001. Cartridge average selling prices in the six months ended June 30, 2001 were lower as a result of product mix and contractual pricing arrangements, which impact prices as volumes increase. During the term of the strategic alliance between the Company and Abbott, cartridge average selling prices are expected to decline because of the applicable product pricing arrangements. Other related party revenues decreased by approximately $1.5 million, from approximately $1.9 million in the six months ended June 30, 2000 to approximately $0.4 million in the six months ended June 30, 2001. The decrease in other related party revenues reflects the cessation in reimbursements from Abbott to fund certain research and development expenses. Abbott currently is not funding any of the Company's research and development programs.

         Manufacturing costs (as a percentage of product sales) associated with product sales for the six months ended June 30, 2001 and 2000 were approximately $22.6 million (86.8%) and $21.9 million (91.0%), respectively. Cost of products sold, as a percentage of product sales, generally decreases with increased production volume of the Company's cartridges and improvements in manufacturing productivity and yields. Cost of products sold, as a percentage of product sales, improved for the six months ended June 30, 2001 as compared to 2000 due to increased production volume, which caused fixed manufacturing costs to be spread over a larger number of product units, and the fact that the first half of 2000 was negatively impacted by reduced levels of production and higher than normal scrap levels.

         The Company incurred research and development costs (as a percentage of total net revenues) of approximately $3.9 million (14.7%) and $4.3 million (16.4%) for the six months ended June 30, 2001 and 2000, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The $0.4 million decrease from year to year is primarily attributable to reduced consulting expenses and reduced consumption of materials used in research and development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of total net revenues) of approximately $3.5 million (13.1%) and $3.4 million (13.2%) for the six months ended June 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure.

         The Company incurred sales and marketing expenses (as a percentage of total net revenues) of approximately $4.7 million (17.7%) and $4.0 million (15.3%) for the six months ended June 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, benefits, travel, and other expenditures for sales representatives, product implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. The $0.7 million increase from year to year is primarily attributable to higher staffing levels and increased marketing activities. A portion of the costs of product implementation coordinators is reimbursed by Abbott, and as result, total net revenues and gross profit in the six months ended June 30, 2001 and 2000, include approximately $0.4 million and $0.3 million, respectively, of such reimbursement.

                               i-STAT CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)


         During the six months ended June 30, 2001, the Company recognized settlement costs of $10.5 million related to the settlement of the patent infringement lawsuit with Nova Biomedical Corporation, of which $10.0 million was a settlement payment to Nova and approximately $0.5 million was for retroactive royalties due to Nova based on sales of certain products. During the six months ended June 30, 2000, the Company incurred settlement costs of $1.5 million related to the patent infringement lawsuit with Customedix Corporation. Other income, net, of approximately $0.5 million and $0.9 million for each of the six months ended June 30, 2001 and June 30, 2000, primarily reflects interest income earned on cash and cash equivalents balances.

         Net loss for the six months ended June 30, 2001 was approximately $18.0 million, or 99 cents per basic and diluted share, compared with a net loss of approximately $8.2 million, or 46 cents per basic and diluted share, for the six months ended June 30, 2000. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 18.269 million and 17.885 million in the 2001 and 2000 periods, respectively.


         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, the Company had cash and cash equivalents of approximately $12.4 million, a decrease of approximately $7.1 million from the December 31, 2000 balance of approximately $19.5 million. The decrease primarily reflects approximately $5.8 million of cash used in operating activities and approximately $3.3 million of equipment purchases, partially offset by the receipt of approximately $2.0 million from the proceeds of stock option exercises. Working capital decreased by approximately $16.1 million from $21.5 million to $5.4 million during the same period. Changes in working capital during the six months ended June 30, 2001 were primarily comprised of the decrease in cash and cash equivalents and an increase in accrued litigation settlement of $10.5 million related to the Nova litigation settlement costs. Changes in working capital also include the receipt of $5.2 million from Abbott in January 2001, representing the fourth and final installment of prepayments for guaranteed future incremental cartridge sales, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated.

         Following the closing of the private placement transaction described previously under "Recent Developments", the Company expects its cash resources to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future. However, if the Series C Preferred Stock is redeemed in part or in full, the Company may seek additional financing in order to support the pursuit of its current strategic objectives. The Company's need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous additional factors, including the results of marketing and sales activities by Abbott and other distribution partners, its new product development efforts, manufacturing efficiencies, manufacturing plant expansion plans and competitive conditions. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

         The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.

         RECENT ACCOUNTING PRONOUNCEMENTS

         On June 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.

         On June 20, 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is in the process of evaluating the impact of adopting this Statement.

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

                               i-STAT CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)


PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by i-STAT Corporation of Nova Biomedical Corporation's ("Nova") U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and the fact that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company's resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a settlement agreement and a license agreement under which the Company agreed to pay Nova $10.5 million. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, 3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note and a retroactive royalty of $0.5 million is to be paid in August 2001 for the period of January 1, 2001 through June 30, 2001. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Nova patent
(July 22, 2005). The Company is in the early stages of commercializing products which determine hematocrit levels using a method that it believes is outside both the licensed method and the Patent.

ITEM 2. CHANGES IN SECURITIES


ISSUANCE OF UNREGISTERED SECURITIES

During the period covered by this Report, the Company did not sell any unregistered equity securities. However, on August 3, 2001, the Company closed the private placement of securities which is described under "Recent Developments" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Report.

                               i-STAT CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company held its Annual Meeting of Stockholders on May 30, 2001, at which time three matters were submitted to a vote of stockholders. A description of the matters voted upon and a voting tabulation for each matter is as follows:

I. Election of five members to the Board of Directors, each to serve until the next Annual Meeting.

                                                           Number of Votes
                                            ------------- -------------------- --------------- --------------------
                     Name of Nominee            For        Against/Withheld     Abstentions     Broker Non-Votes
               ---------------------------- ------------- -------------------- --------------- --------------------
                J. Robert Buchanan, M.D.     16,834,943         20,770              N/A                N/A
               ---------------------------- ------------- -------------------- --------------- --------------------
                    Stephen D. Chubb         16,836,343         19,370              N/A                N/A
               ---------------------------- ------------- -------------------- --------------- --------------------
                   William P. Moffitt        16,833,113         22,600              N/A                N/A
               ---------------------------- ------------- -------------------- --------------- --------------------
                   Lionel N. Sterling        16,836,188         19,525              N/A                N/A
               ---------------------------- ------------- -------------------- --------------- --------------------
                      Anne VanLent           16,830,768         24,945              N/A                N/A
               ---------------------------- ------------- -------------------- --------------- --------------------


II. Ratification of the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the Company's books and accounts for the year 2001.

                                          -------------------------------------------------------------------------
                                               For         Against/Withheld     Abstentions     Broker Non-Votes
                                          --------------- -------------------- --------------- --------------------
                                            16,831,006          13,569             11,138              N/A
                                          --------------- -------------------- --------------- --------------------




III. Amendment to Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 25,000,000 shares to 50,000,000 shares.



                                          -------------------------------------------------------------------------
                                               For         Against/Withheld     Abstentions     Broker Non-Votes
                                          --------------- -------------------- --------------- --------------------
                                            15,657,784         1,170,894           27,035              N/A
                                          --------------- -------------------- --------------- --------------------

                                  EXHIBIT INDEX

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

         3.1      Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

         3.2      By-Laws (Form 10-K for fiscal year ended December 31, 1996)*

         3.3      Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

         3.5      Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Form 8-K, dated August 3, 2001)*

         3.6      Certificate of Amendment to the Restated Certificate of Incorporation

         4.1      Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National
                  Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

        10.56     Form of Settlement Agreement dated as of July 26, 2001, between the Company and Nova Biomedical Corporation (Form
                  8-K dated July 27, 2001)*

        10.57     Registration Rights Agreement, dated as of August 2, 2001, between Registrant and the Purchasers named therein
                  (Form 8-K dated August 3, 2001)*

        10.58     Form of Warrant, issued as of August 2, 2001, to purchase shares of Common Stock of Registrant (Form 8-K dated
                  August 3, 2001)*

        10.59     Securities Purchase Agreement, dated as of August 2, 2001, between the Registrant and the Purchasers named therein (Form 8-K dated August 3, 2001)*



         *        These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

         (b)      Reports on Form 8-K
                  -------------------

                  No Report on Form 8-K was filed by the Registrant during the period for which this Report is being filed.

                  On July 27, 2001 and August 3, 2001, the Company filed Current Reports on Form 8-K with regard to the settlement of patent infringement litigation and the completion of a private placement of equity securities, respectively.

                               i-STAT CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





DATE:      August 14, 2001





                                        i-STAT CORPORATION
                                              (Registrant)



                                    BY: /s/William P. Moffitt
                                        -------------------------------------
                                        William P. Moffitt
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                    BY: /s/Roger J. Mason
                                        -------------------------------------
                                        Roger J. Mason
                                        Vice President of Finance,
                                        Treasurer and Chief Financial Officer
                                        (Principal Financial Officer and
                                        Accounting Officer)