Form 10-Q
period 2001-09-30
I STAT CORPORATION /DE/
filed 2001-11-08
CIK 882365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2001

Commission File Number 0-19841

i-STAT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2542664

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

104 Windsor Center Drive, East Windsor, NJ	08520

(Address of Principal Executive Offices)	(Zip Code)

(609) 443-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

The number of shares outstanding of each of the Issuer’s classes of Common Stock as of the latest practicable date.

Class	November 7, 2001

Common Stock, $0.15 par value	20,057,997

i-STAT CORPORATION
TABLE OF CONTENTS

PAGE
NUMBER

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2001 and 2000	3

Consolidated Condensed Balance Sheets as of September 30, 2001 and December 31, 2000	4

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000	5

Notes to Consolidated Condensed Financial Statements	6-9

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

PART II OTHER INFORMATION

Item 1 - Legal Proceedings	18

Item 2 – Changes in Securities	18

Item 6 - Exhibits and Reports on Form 8-K	19

SIGNATURES	20

i-STAT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues:

Related party product sales	$11,949	$10,432	$34,193	$30,425

Third party product sales	2,462	2,047	6,236	6,117

Other related party revenues	175	825	525	2,725

Other third party revenues	—	149	327	149

Total net revenues	14,586	13,453	41,281	39,416

Cost of products sold	11,574	8,351	34,145	30,247

Research and development	1,877	1,860	5,806	6,129

General and administrative	1,718	1,952	5,222	5,378

Sales and marketing	2,215	1,865	6,954	5,842

Litigation settlement	—	—	10,491	1,500

Total operating expenses	17,384	14,028	62,618	49,096

Operating loss	(2,798)	(575)	(21,337)	(9,680)

Other income, net	192	461	683	1,406

Net loss	(2,606)	(114)	(20,654)	(8,274)

Accretion of Preferred Stock	(2,254)	—	(2,254)	—

Net loss available to Common Stockholders	$(4,860)	$(114)	$(22,908)	$(8,274)

Basic and diluted net loss per share available to Common Stockholders	$(0.25)	$(0.01)	$(1.23)	$(0.48)*

Shares used in computing basic and diluted net loss per share available to Common Stockholders	19,306,880	18,060,265	18,618,732	17,313,498 *

The accompanying notes are an integral part of these consolidated condensed financial statements.

	* As restated. See note 1.

i-STAT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands of dollars, except share and per share data)
(unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$13,465	$19,536

Restricted cash	21,541	—

Accounts receivable, net	684	868

Accounts receivable from related party, net	230	3,607

Inventories	15,763	15,402

Prepaid expenses and other current assets	731	884

Total current assets	52,414	40,297

Plant and equipment, net of accumulated depreciation of $30,255 in 2001 and $27,346 in 2000	16,926	17,766

Other assets	1,950	1,871

Total assets	$71,290	$59,934

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,133	$3,464

Accrued expenses	3,759	4,488

Deferred revenue, current (inclusive of related party deferred revenue of $4,288 in 2001 and $10,675 in 2000)	4,308	10,824

Total current liabilities	11,200	18,776

Deferred liability – related party, non-current	4,890	106

Total liabilities	16,090	18,882

Series C Convertible Preferred Stock, $0.10 par value, 25,000 and 0 shares authorized:

20,463 and 0 shares issued and outstanding in 2001 and 2000, respectively	18,054	—

Stockholders’ equity:

Preferred Stock, $0.10 par value, shares authorized, 7,000,000:

Series A Junior Participating Preferred Stock, $0.10 par value, 1,500,000 shares authorized; none issued	—	—

Series B Preferred Stock, $0.10 par value, 0 and 2,138,702 shares authorized in 2001 and 2000, respectively; none issued	—	—

Common Stock, $0.15 par value, 50,000,000 and 25,000,000 shares authorized:

20,099,939 and 18,436,654 shares issued, and 20,059,122 and 18,395,837 shares outstanding in 2001 and 2000, respectively	3,015	2,766

Treasury Stock, at cost, 40,817 shares	(750)	(750)

Additional paid-in capital	255,484	238,814

Unearned compensation	(230)	(764)

Loan to officer, net	(498)	(717)

Accumulated deficit	(217,619)	(196,965)

Accumulated other comprehensive loss related to foreign currency translation	(2,256)	(1,332)

Total stockholders’ equity	37,146	41,052

Total liabilities and stockholders’ equity	$71,290	$59,934

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of dollars)
(unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(20,654)	$(8,274)

Adjustments to reconcile net loss to net cash used in operating activities	(1,870)	(242)

Change in assets and liabilities	7,211	7,380

Net cash used in operating activities	(15,313)	(1,136)

Cash flows from investing activities:

Restricted cash collateralizing letters of credit	(21,541)	—

Purchase of equipment	(3,877)	(5,051)

Other	(160)	(105)

Net cash used in investing activities	(25,578)	(5,156)

Cash flows from financing activities:

Proceeds from issuance of Common Stock	2,053	3,863

Proceeds from private placement of Common Stock, net	12,326	—

Proceeds from private placement of Series C Convertible Preferred Stock	20,463	—

Purchase of Treasury Stock	—	(750)

Loan to officer	—	(257)

Net cash provided by financing activities	34,842	2,856

Effect of currency exchange rate changes on cash	(22)	(10)

Net decrease in cash and cash equivalents	(6,071)	(3,446)

Cash and cash equivalents at beginning of period	19,536	25,575

Cash and cash equivalents at end of period	$13,465	$22,129

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

1.      General

Basis of Presentation

The information presented as of September 30, 2001 and 2000, and for the periods then ended, is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the management of i-STAT Corporation (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The year end consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2000, including the Notes thereto, which were included as part of the Company’s Annual Report on
Form 10-K, File No. 0-19841.

Basic and Diluted Loss per Share (Restated)

Basic and diluted net loss per share is calculated using the weighted average number of common shares outstanding for all periods presented. Basic EPS excludes any potential dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. The Company has not included potentially dilutive common shares in the diluted per-share computation for all periods presented, as the result is antidilutive due to the Company’s net loss. The Company has restated its net loss per share for the nine months ended September 30, 2000 to exclude the Series B Preferred Shares from the calculation of basic and diluted net loss per share. The impact of restating the basic and diluted net loss per share was to increase the net loss per share by $0.02.

Options to purchase 2,508,968 shares of common stock with exercise prices of $6.13 – $32.58 per share, which expire on various dates from December 2001 to August 2011, were outstanding at September 30, 2001. These shares were not included in the computation of diluted EPS for all periods presented because the effect would be antidilutive due to the Company’s net loss.

Comprehensive Income

Statement of Financial Accounting Standards (‘SFAS”) No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments to be included in other comprehensive earnings. The only component of accumulated other comprehensive income (loss) for the Company is foreign currency translation adjustments resulting from the translation of the financial statements of the Company’s Canadian subsidiary.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

	(In thousands of dollars)

Net loss	$(2,606)	$(114)	$(20,654)	$(8,274)

Other comprehensive income (loss):

Foreign currency translation	(692)	(366)	(924)	(513)

Comprehensive loss	$(3,298)	$(480)	$(21,578)	$(8,787)

Recently Issued Accounting Pronouncements:

On June 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.

i-STAT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

On June 20, 2001, FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is in the process of evaluating the impact of adopting this Statement.

On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

On October 4, 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

2.      Inventories

Inventories consist of the following:

	September 30, 2001	December 31, 2000

	(In thousands of dollars)

Raw materials	$5,343	$5,696

Work-in-process	4,010	3,700

Finished goods	6,410	6,006

	$15,763	$15,402

3.      Commitments and Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company’s resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a license agreement and a settlement agreement under which the Company agreed to pay Nova $10.5 million. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30,

i-STAT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Nova patent (July 22, 2005). The Company has commercialized products which determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova.

4.      Related Party Transactions

In January 2001, the Company received a payment of $5.2 million from Abbott Laboratories (“Abbott”) for the fourth and final installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott). The fourth installment of $5.2 million and the third installment of $10.8 million, which was received in January 2000, are presented on the consolidated condensed balance sheets as deferred revenue, current and deferred liability – related party, non-current, and are carried net of amortization of such prepayments to income. The prepayments are amortized to related party product sales as incremental cartridge sales are generated. The Company had $4,288,000 and $10,675,000 of deferred revenue, current from Abbott at September 30, 2001, and December 31, 2000, respectively. Any unamortized deferred revenue prepayments will remain as a liability until the contract is terminated, at which time, except for termination resulting from Abbott’s failure to achieve a certain growth rate milestone or termination by the Company for cause, the balance will be paid to Abbott. The Company recorded $4,890,000 as deferred liability – related party, non-current at September 30, 2001. The Company generated $11,949,000 and $10,432,000 of net product sales from Abbott for the three months ended September 30, 2001 and 2000, respectively, and $34,193,000 and $30,286,000 for the nine months ended September 30, 2001 and 2000, respectively.

Other related party revenues from Abbott were $175,000 and $825,000 for the three months ended September 30, 2001 and 2000, respectively, and $525,000 and $2,725,000 for the nine months ended September 30, 2001 and 2000, respectively. The other related party revenues from Abbott consist of reimbursement of certain research and development and/or marketing expenses. At September 30, 2001, the Company had $230,000 of related party accounts receivable, net, due from Abbott. The net related party accounts receivable balance of $230,000 at September 30, 2001 is composed of gross receivables of $6,909,000 which are offset by a receivable credit balance owed to Abbott of $6,679,000 that will be paid during the first quarter of 2002.

5.      Financing Transaction

On August 3, 2001, the Company closed a $34.1 million private placement with several institutional investors, which consisted of 1,480,000 shares of Common Stock at $9.218 per share and 20,463 shares of Series C Convertible Preferred Stock with a stated value of $1,000 per share.

The Company has registered the resale of all shares of Common Stock issued in the private placement (including shares issuable upon conversion of the Series C Convertible Preferred shares and upon exercise of warrants issued in the private placement) with the Securities and Exchange Commission. Beginning on December 6, 2001, the Series C Convertible Preferred Stock shareholders have the option to convert their shares into Common Stock and on December 10, 2001, any Series C Convertible Preferred shares still outstanding will automatically convert into Common Stock, with the conversion ratio based on a twelve percent discount to the trading price of the Common Stock during a 20-day measurement period which commences on November 1, 2001 and concludes on November 29, 2001 (the “Conversion Price”). In addition, for a period of five business days commencing on November 30, 2001 and ending on December 6, 2001, the Series C Convertible Preferred shares are subject to being redeemed (either in whole or in part) at the option of either the Company or the investors for up to $20.46 million if the Conversion Price is below $9.218. The Common Stock has recently been trading at prices which, if they remain at substantially the same levels during the applicable measurement period, would result in a Conversion Price below $9.218. In no event can the maximum number of shares

i-STAT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

of Common Stock issuable upon conversion of the Series C Convertible Preferred shares exceed approximately 3.7 million shares.

In connection with the private placement, the investors were issued 6-year warrants to purchase up to an additional 1,295,000 shares of Common Stock for a strike price of $10.139. The warrants are subject to anti-dilution protection and are callable by the Company under certain circumstances, in exchange for replacement warrants with a higher strike price. The number of shares underlying the warrants will be reduced ratably to the extent the Series C Convertible Preferred shares are redeemed (but not more than 42.857% of the total shares initially covered by the warrants). Under certain circumstances, the investors will have the right to participate in i-STAT financings which are concluded within a year after the closing of the private placement.

The Company has established letters of credit totaling $20.46 million to guarantee the Company’s potential obligation to redeem the Series C Convertible Preferred shares. The Company has pledged $21.5 million of cash as collateral for the letters of credit which is shown as restricted cash on the Company’s balance sheet as of September 30, 2001.

The Company has recorded the Series C Convertible Preferred Stock, the warrants and the Common Stock issued in this transaction at their relative fair values which were determined by an independent, third party appraisal firm. The Series C Convertible Preferred Stock is being accreted from its relative fair value of approximately $19.53 million to its potential redemption amount of $20.46 million from the date of issuance on August 3, 2001 through November 29, 2001. Accretion of Preferred Stock of approximately $453,000 was recorded during the three months ended September 30, 2001.

The Series C Convertible Preferred Stock contains a “beneficial conversion feature” because the conversion price of the Preferred Stock will be at a twelve percent discount to the fair market value of the Common Stock. The beneficial conversion feature was calculated on August 3, 2001, the commitment date, and was approximately $3.7 million. The beneficial conversion feature is being accreted into Preferred Stock from the date of issuance on August 3, 2001 through November 29, 2001. Accretion of Preferred Stock of approximately $1,801,000 was recorded during the three months ended September 30, 2001.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company, which was incorporated in Delaware in 1983, develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic information at the point of patient care. The Company’s current products, known as the i-STAT® System, consist of portable, hand-held analyzers and single-use disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user’s point-of-care testing program and to the user’s information systems for billing and archiving.

         The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite® ACT (activated clotting time), arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company is currently developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time (“aPTT”), and prothrombin time (“PT”). The Company is also researching and developing cardiac marker tests. In the fourth quarter of 2000, the Company introduced the i-STAT1 Analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities possessed by the i-STAT System, incorporates the glucose measurement capabilities of the Abbott Laboratories MediSense® glucose strips on one integrated hand-held device. The i-STAT1 Analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a new central data management system, enhances the customer’s ability to centrally manage a widely distributed point-of-care testing program.

         Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company (“HP”) and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. Pursuant to a technology collaboration between the Company and HP, in November 1997 HP commenced selling a patient monitoring system which integrates all of the blood diagnostics capabilities of the i-STAT System. (As part of a spin-off of its measurement systems business in 1999, HP assigned its rights and obligations under its agreements with the Company to Agilent Technologies, Inc.) On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories (“Abbott”), which has significantly altered the manner in which the Company markets and sells its products worldwide. A substantial majority of the Company’s revenues are now derived from Abbott. Please see “Alliance with Abbott Laboratories” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 for a description of the Company’s agreements with Abbott.

Recent Developments

         On July 26, 2001, the Company and Nova Biomedical Corporation (“Nova”) agreed to dismiss the litigation entitled Nova Biomedical Corp. v. i-STAT Corporation, No. 95-11396 (D. Mass) (RGS) with prejudice, effectively releasing each other from all claims that can be brought by either party in the lawsuit. As part of the settlement (the “Nova Settlement”), the Company paid Nova $6.5 million in cash and issued a $3.5 million one-year secured promissory note, payable in equal quarterly installments. The promissory note was repaid on August 3, 2001.

         Nova agreed to grant the Company a world-wide, non-exclusive license under the patent which was the subject of the lawsuit, to manufacture and sell analyzers and cartridges that determine hematocrit levels according to any method the Company used to determine hematocrit levels before December 31, 2000 and any method claimed by the patent. The Company is obligated to pay Nova a royalty of four percent of the invoice price of products sold in the United States utilizing the licensed method. The royalties are payable on sales beginning from January 1, 2001 through the life of the Nova patent (July 22, 2005). On August 14, 2001, the Company paid Nova a royalty of approximately $0.5 million in respect of product sales from January 1, 2001 through June 30, 2001. The Company has commercialized products which determine hematocrit levels using a method that was not used

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

by the Company prior to December 31, 2000 and which the Company believes is not covered by the Nova patent which was the subject of the lawsuit. Consequently, the Company does not believe it owes any additional royalties to Nova.

         On August 3, 2001, the Company closed a $34.1 million private placement with several institutional investors, which consisted of 1,480,000 shares of Common Stock at $9.218 per share and 20,463 shares of Series C Convertible Preferred Stock with a stated value of $1,000 per share.

         The Company registered the resale of all shares of Common Stock issued in the private placement (including shares issuable upon conversion of the Series C Convertible Preferred shares and upon exercise of warrants issued in the private placement) with the Securities and Exchange Commission. Beginning on December 6, 2001, the Series C Convertible Preferred Stock shareholders have the option to convert their shares into Common Stock and on December 10, 2001, any Series C Convertible Preferred shares still outstanding will automatically convert into Common Stock, with the conversion ratio based on a twelve percent discount to the trading price of the Common Stock during a 20-day measurement period which commences on November 1, 2001 and concludes on November 29, 2001 (the “Conversion Price”). In addition, for a period of five business days commencing on November 30, 2001, and ending on December 6, 2001, the Series C Convertible Preferred shares are subject to being redeemed (either in whole or in part) at the option of either the Company or the investors for up to $20.46 million if the Conversion Price is below $9.218. The Common Stock has recently been trading at prices which, if they remain at substantially the same levels during the applicable measurement period, would result in a Conversion Price below $9,218. In no event can the maximum number of shares of Common Stock issuable upon conversion of the Series C Convertible Preferred shares exceed approximately 3.7 million shares.

         In connection with the private placement, the investors were issued 6-year warrants to purchase up to an additional 1,295,000 shares of Common Stock for a strike price of $10.139. The warrants are subject to anti-dilution protection and are callable by the Company under certain circumstances, in exchange for replacement warrants with a higher strike price. The number of shares underlying the warrants will be reduced ratably to the extent the Series C Convertible Preferred shares are redeemed (but not more than 42.857% of the total shares initially covered by the warrants). Under certain circumstances, the investors will have the right to participate in i-STAT financings which are concluded within a year after the closing of the private placement.

         The Company has established letters of credit totaling $20.46 million to guarantee the Company’s potential obligation to redeem the Series C Convertible Preferred shares. The Company has pledged $21.5 million of cash as collateral for the letters of credit which is shown as restricted cash on the Company’s balance sheet as of September 30, 2001.

         The Company has recorded the Series C Convertible Preferred Stock, the warrants and the Common Stock issued in this transaction at their relative fair values which were determined by an independent, third party appraisal firm. The Series C Convertible Preferred Stock is being accreted from its relative fair value of approximately $19.53 million to its potential redemption amount of $20.46 million from the date of issuance on August 3, 2001 through November 29, 2001. Accretion of Preferred Stock of approximately $453,000 was recorded during the three months ended September 30, 2001.

         The Series C Convertible Preferred Stock contains a “beneficial conversion feature” because the conversion price of the Preferred Stock will be at a twelve percent discount to the fair market value of the Common Stock. The beneficial conversion feature was calculated on August 3, 2001, the commitment date, and was approximately $3.7 million. The beneficial conversion feature is being accreted into Preferred Stock from the date of issuance on August 3, 2001 through November 29, 2001. Accretion of Preferred Stock of approximately $1,801,000 was recorded during the three months ended September 30, 2001.

         The foregoing summary is not a complete description of the terms of either the settlement with Nova Biomedical Corporation or the private placement transaction. For further information concerning these developments, please see the Company’s Current Reports on Form 8-K dated July 27, 2001 and August 3, 2001, respectively.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

         Three Months Ended September 30, 2001

         The Company generated net revenues of approximately $14.6 million and $13.5 million for the three months ended September 30, 2001 and 2000, respectively, including international net revenues (as a percentage of total net revenues) of $3.7 million (25.3%) and $3.5 million (26.0%), respectively. Net revenues from Abbott represented approximately 83.1% and 83.7% of the Company’s worldwide net revenues for the three months ended September 30, 2001 and 2000, respectively.

         The $1.1 million, or 8.4%, increase in net revenues was primarily due to increased shipment volumes of the Company’s analyzers and peripheral equipment. Worldwide analyzer shipments increased 60.5% to 1,326 units in the three months ended September 30, 2001, from 826 units in the three months ended September 30, 2000. Shipments of the new i-STAT1 Analyzer comprise a majority of the increase. Total worldwide cartridge shipments increased by 3.1% to 2,602,650 units in the three months ended September 30, 2001, from 2,525,050 units in the three months ended September 30, 2000. Net cartridge revenues declined as the increased shipments were offset by lower worldwide average selling prices per cartridge, which declined from approximately $3.77 to $3.55 per cartridge in the same periods. The lower worldwide average selling price per cartridge is primarily attributable to lower international average selling prices. During the term of the strategic alliance between the Company and Abbott, cartridge average selling prices are expected to decline as domestic cartridge sales volume increases because of the applicable product pricing arrangements. Other related party revenues decreased by approximately $0.6 million, from approximately $0.8 million in the three months ended September 30, 2000 to approximately $0.2 million in the three months ended September 30, 2001. This decrease reflects the cessation in reimbursements from Abbott related to certain research and development expenses. Abbott currently is not funding any of the Company’s research and development programs.

         Manufacturing costs (as a percentage of product sales) associated with product sales for the three months ended September 30, 2001 and 2000 were approximately $11.6 million (80.3%) and $8.4 million (66.9%), respectively. Cost of products sold as a percentage of product sales generally decreases with increased production volumes of the Company’s cartridges and with improvements in manufacturing productivity yields. However, cost of products sold as a percentage of product sales increased in the third quarter of 2001 compared to the third quarter of 2000 primarily because of lower cartridge production volume and lower cartridge production yields. The lower cartridge production volume reflects the record level of cartridge production in the third quarter of 2000 as the Company was in the process of rebuilding its inventory levels. In addition, cost of products sold as a percentage of sales increased as a result of lower cartridge average selling prices and changes in mix between cartridges and analyzers.

         The Company incurred research and development costs (as a percentage of total net revenues) of approximately $1.9 million (12.9%) and $1.9 million (13.8%) for the three months ended September 30, 2001 and 2000, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company’s development objectives and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of total net revenues) of approximately $1.7 million (11.8%) and $2.0 million (14.5%) for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The decrease in general and administrative expenses is primarily attributable to lower litigation expenses.

         The Company incurred sales and marketing expenses (as a percentage of total net revenues) of approximately $2.2 million (15.2%) and $1.9 million (13.9%) for the three months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, benefits, travel, and other expenditures for sales representatives, product implementation coordinators, international marketing support, order entry, distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The $0.3 million increase from the third quarter of 2001 as compared to the third quarter of 2000 is primarily attributable to higher staffing levels and increased marketing activities. A portion of the costs of the product implementation coordinators is reimbursed by Abbott, and as a result, total net revenues in the

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

three months ended September 30, 2001 and 2000, include approximately $0.2 million and $0.2 million, respectively, of such reimbursement.

         Other income, net, of approximately $0.2 million and $0.5 million for the three months ended September 30, 2001 and 2000, respectively, primarily reflects interest income earned on cash, cash equivalents and restricted cash balances.

         Net loss available to Common Stockholders for the three months ended September 30, 2001 was approximately $4.9 million, or 25 cents per basic and diluted share, compared with a net loss of approximately $0.1 million, or 1 cent per basic and diluted share, for the third quarter of 2000. The net loss available to Common Stockholders for the three months ended September 30, 2001 included approximately $2.3 million of accretion of Preferred Stock related to the private placement which is described in the "Recent Developments" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations." The weighted average number of shares used in computing basic and diluted net loss per share was approximately 19.307 million and 18.060 million in the 2001 and 2000 periods, respectively.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

         Nine Months Ended September 30, 2001

         The Company generated net revenues of approximately $41.3 million and $39.4 million for the nine months ended September 30, 2001 and 2000, respectively, including international net revenues (as a percentage of total net revenues) of $10.3 million (25.0%) and $10.3 million (26.2%), respectively. Net revenues from Abbott represented approximately 84.1% and 83.8% of the Company’s worldwide net revenues for the nine months ended September 30, 2001 and 2000, respectively.

         The $1.9 million (4.7%) increase in net revenues was primarily due to increased shipment volume of the Company’s cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital accounts in the United States and internationally. Worldwide cartridge shipments increased 16.5% to 8,361,000 units in the nine months ended September 30, 2001, from 7,177,450 units in the nine months ended September 30, 2000. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $3.71 to $3.44 per cartridge in the same periods. During the term of the strategic alliance between the Company and Abbott, cartridge average selling prices are expected to continue to decline as domestic cartridge sales volume increases because of the applicable product pricing arrangements. The increase in revenues also reflects an increase in shipment volumes of the Company’s analyzers and peripheral equipment offset by a decrease in other related party revenues. Worldwide analyzer shipments increased 16.2% to 3,045 units in the nine months ended September 30, 2001 from 2,620 units in the nine months ended September 30, 2000. Shipments of the new i-STAT1 Analyzer comprise a majority of the increase. The related party revenue decrease of approximately $2.2 million, from approximately $2.7 million in the nine months ended September 30, 2000 to approximately $0.5 million in the nine months ended September 30, 2001, reflects the cessation in reimbursements from Abbott related to certain research and development expenses. Abbott currently is not funding any of the Company’s research and development programs.

         Manufacturing costs (as a percentage of product sales) associated with product sales for the nine months ended September 30, 2001 and 2000 were approximately $34.1 million (84.4%) and $30.2 million (82.8%), respectively. Cost of products sold, as a percentage of product sales, generally decreases with increased production volume of the Company’s cartridges and improvements in manufacturing productivity and yields. However, cost of products sold as a percentage of product sales increased in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, primarily because of lower cartridge average selling prices.

         The Company incurred research and development costs (as a percentage of total net revenues) of approximately $5.8 million (14.1%) and $6.1 million (15.5%) for the nine months ended September 30, 2001 and 2000, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. The $0.3 million decrease from year to year is primarily attributable to reduced consulting expenses and reduced consumption of materials used in research and development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company’s development objectives and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of total net revenues) of approximately $5.2 million (12.6%) and $5.4 million (13.6%) for the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The decrease in general and administrative expenses is primarily attributable to lower litigation expenses.

         The Company incurred sales and marketing expenses (as a percentage of total net revenues) of approximately $7.0 million (16.8%) and $5.8 million (14.8%) for the nine months ended September 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, benefits, travel, and other expenditures for sales representatives, product implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs. The $1.2 million increase from year to year is primarily attributable to higher staffing levels and increased marketing activities. A portion of the costs of product implementation coordinators is reimbursed by Abbott, and as a result, total net revenues in the nine months ended September 30, 2001 and 2000, include approximately $0.5 million and $0.5 million, respectively, of such reimbursement.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

         During the nine months ended September 30, 2001, the Company incurred settlement costs of $10.5 million related to the settlement of the patent infringement lawsuit with Nova Biomedical Corporation, of which $10.0 million was a settlement payment to Nova and approximately $0.5 million was for retroactive royalties due to Nova based on sales of certain products. During the nine months ended September 30, 2000, the Company incurred settlement costs of $1.5 million related to the patent infringement lawsuit with Customedix Corporation.

         Other income, net, of approximately $0.7 million and $1.4 million for each of the nine months ended September 30, 2001 and September 30, 2000, primarily reflects interest income earned on cash, cash equivalents and restricted cash balances.

         Net loss available to Common Stockholders for the nine months ended September 30, 2001 was approximately $22.9 million, or $1.23 per basic and diluted share, compared with a net loss of approximately $8.3 million, or 48 cents per basic and diluted share, for the nine months ended September 30, 2000. The net loss available to Common Stockholders for the nine months ended September 30, 2001 included approximately $2.3 million of accretion of Preferred Stock related to the private placement which is described in the “Recent Developments” section of “Managements Discussion and Analysis of Financial Condition and Results of Operations.” The weighted average number of shares used in computing basic and diluted net loss per share was approximately 18.619 million and 17.313 million in the 2001 and 2000 periods, respectively.

         Liquidity and Capital Resources

         At September 30, 2001, the Company had cash and cash equivalents of approximately $13.5 million, a decrease of approximately $6.1 million from the December 31, 2000 balance of approximately $19.5 million. The decrease primarily reflects approximately $15.3 million of cash used in operating activities and approximately $3.9 million of equipment purchases, partially offset by the receipt of approximately $12.3 million, net of expenses, from the issuance of 1,480,000 shares of Common Stock and $2.1 million from the proceeds of stock option exercises. Working capital increased by approximately $19.7 million from $21.5 million to $41.2 million during the same period. Changes in working capital during the nine months ended September 30, 2001 were primarily comprised of the increase in restricted cash which primarily represents $20.5 million in gross proceeds received from the private placement of the Series C Convertible Preferred Stock in August 2001, offset by the decrease in cash and cash equivalents of $6.1 million. Changes in working capital also include the receipt of $5.2 million from Abbott in January 2001, representing the fourth and final installment of prepayments for guaranteed future incremental cartridge sales, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated.

         The Company expects its cash resources to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future. However, if the Series C Convertible Preferred Stock described previously under “Recent Developments” is redeemed in part or in full, the Company may seek additional financing in order to support the pursuit of its current strategic objectives. The Company’s need, if any, to raise additional funds to meet its working capital and capital requirements will depend upon numerous additional factors, including the results of marketing and sales activities by Abbott and other distribution partners, its new product development efforts, manufacturing efficiencies, manufacturing plant expansion plans and competitive conditions. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

         The impact of inflation on the Company’s business has been minimal and is expected to be minimal for the near-term.

         Recent Accounting Pronouncements

         On June 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations”, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.

         On June 20, 2001, FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company is in the process of evaluating the impact of adopting this Statement.

         On August 15, 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

         On October 4, 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE “FORWARD-LOOKING STATEMENTS,” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC CONDITIONS AFFECTING THE COMPANY’S TARGET MARKETS, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT OF CARE BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES. SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

i-STAT CORPORATION

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The Complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479. In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company’s resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a license agreement and a settlement agreement under which the Company agreed to pay Nova $10.5 million. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Nova patent (July 22, 2005). The Company has commercialized products which determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova.

Item 2.  Changes in Securities

Issuance of Unregistered Securities

On August 3, 2001, the Company closed the private placement of securities which is described under “Recent Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I of this Report. The shares of Common Stock issued in this transaction, and the shares of Common Stock underlying the Series C Convertible Preferred Stock and Warrants issued in this transaction, were registered with the Securities and Exchange Commission on Form S-3 (File No. 333-68770), which was declared effective on September 14, 2001.

EXHIBIT INDEX

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation

3.2	By-Laws (Form 10-K for fiscal year ended December 31, 1996)*

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.5	Certificate of Designation, Preferences and Rights of Series C Preferred Stock

3.6	Certificate of Amendment to the Restated Certificate of Incorporation

4.1	Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

10.56	Form of Settlement Agreement dated as of July 26, 2001, between the Company and Nova Biomedical Corporation (Form 8-K dated July 27, 2001)*

10.57	Registration Rights Agreement, dated as of August 2, 2001, between Registrant and the Purchasers named therein (Form 8-K dated August 3, 2001)*

10.58	Form of Warrant, issued as of August 2, 2001, to purchase shares of Common Stock of Registrant (Form 8-K dated August 3, 2001)*

10.59	Securities Purchase Agreement, dated as of August 2, 2001, between the Registrant and the Purchasers named therein (Form 8-K dated August 3, 2001)*

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

(b)	Reports on Form 8-K

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

DATE:     November 8, 2001

i-STAT CORPORATION (Registrant)

BY: /s/ William P. Moffitt William P. Moffitt President and Chief Executive Officer (Principal Executive Officer)

BY: /s/ Roger J. Mason Roger J. Mason Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)