Form 10-K/A
period 2000-12-31
I STAT CORPORATION /DE/
filed 2001-12-07
CIK 882365

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X]                            AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from_____________________to_____________

                         COMMISSION FILE NUMBER 0-19841

                               i-STAT CORPORATION
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                       22-2542664
(State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No.)


                104 WINDSOR CENTER DRIVE, EAST WINDSOR, NJ 08520
               (Address of principal executive offices) (Zip code)

                                 (609) 443-9300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to
Section 12(g) of the Act:               COMMON STOCK, PAR VALUE $0.15 PER SHARE
                                        SERIES A PREFERRED STOCK PURCHASE RIGHTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares of Common Stock outstanding as of November 30, 2001: 20,060,788

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of November 30, 2001 is approximately $62,291,527. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Documents incorporated by reference are listed in the Exhibit Index. The following items are amended:

Item 6.    Selected Consolidated Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, i-STAT Corporation has amended and restated in its entirety each item of its 2000 Form 10-K which has been affected by this Amendment, which is being filed to reflect the restatement of basic and diluted loss per share information, as described in Note 1 to the consolidated financial statements. There was no change in the net loss for the periods presented, and no other changes have been made.

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

IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA                            Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                               2000           1999           1998           1997           1996
Statement of Operations Data:
Net revenues ............................................  $     55,037   $     45,225   $     39,101   $     37,840   $     30,330
Cost of products sold ...................................        40,951         36,401         30,664         30,962         26,291
Research and development ................................         7,944          7,506          7,281          6,721          5,780
General and administrative ..............................         6,983          7,264          7,152          5,761          5,778
Sales and marketing .....................................         7,784          8,293         12,956         13,020         11,991
Litigation settlement ...................................         1,500             --             --             --             --
Consolidation of operations .............................            --             70          1,115             --             --
Other income, net .......................................         1,763          1,507          1,672          1,651          2,054
Loss before provision (benefit) for income taxes ........        (8,362)       (12,802)       (18,395)       (16,973)       (17,456)
Provision (benefit) for income taxes ....................          (867)            --             --             --             --
Net loss ................................................        (7,495)       (12,802)       (18,395)       (16,973)       (17,456)
Basic and diluted net loss per share, as
restated ................................................  ($      0.43)  ($      0.83)  ($      1.32)  ($      1.38)  ($      1.56)
Shares used in computing basic and diluted
net loss per share, as restated .........................    17,512,083     15,475,893     13,912,175     12,358,828     11,182,901

IN THOUSANDS OF DOLLARS                                                               As of December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                               2000           1999           1998           1997           1996
Balance Sheet Data:
Cash, cash equivalents
and short-term investments ..............................  $     19,536   $     25,575   $     38,390   $     32,914   $     28,417
Working capital .........................................        21,521         31,958         44,605         38,697         33,056
Total assets ............................................        59,934         58,124         68,906         59,170         55,365
Accumulated deficit .....................................      (196,965)      (189,470)      (176,668)      (158,273)      (141,300)
Total stockholders' equity ..............................  $     41,052   $     44,663   $     54,660   $     53,045   $     46,834

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

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company currently is developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothombin time ("PT"). The Company is also studying the development of cardiac marker tests. In the fourth quarter of 2000, the Company introduced an analyzer and associated peripheral equipment, which, in addition to having the measurement capabilities possessed by the i-STAT System, incorporates the glucose measurement capabilities of an Abbott Laboratories ("Abbott") product. The new i-STAT 1(R) Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense(R) glucose strips on one integrated hand-held device. The new analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a new central data management system, enhances the customer's ability to centrally manage a widely distributed point-of-care testing program.

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

The Company was a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management's time and the Company's resources merited an out-of-court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

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

Net loss in 2000 decreased to approximately $7.5 million or $0.43 per share (as restated), from $12.8 million or $0.83 per share (as restated) in 1999, and $18.4 million or $1.32 per share (as restated) in 1998. The weighted average number of shares used in computing basic and diluted net loss per share was
17.51 million (as restated), 15.48 million (as restated) and 13.91 million (as restated) in 2000, 1999 and 1998, respectively. The increases in the weighted average number of shares primarily reflect the issuance of 2 million shares of Common Stock to Abbott in September 1998, the conversion of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock in March 2000, and the exercise of employee stock options in each year.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash and cash equivalents of approximately $19.5 million, a decrease of approximately $6.1 million from the December 31, 1999 balance of approximately $25.6 million. The decrease primarily reflects approximately $13.0 million of cash used in operating activities (partially offset by the receipt of $10.8 million from Abbott in January 2000), equipment purchases of approximately $7.0 million and the receipt of approximately $3.6 million, net, from the proceeds of stock option exercises. The $10.8 million received from Abbott represents the third installment of prepayments for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott). (The fourth and final installment of Abbott prepayments of $5.2 million was received in January 2001.) Working capital decreased by approximately $10.5 million from $32.0 million to $21.5 million during 2000. Changes in working capital during the year primarily reflect the decrease in cash and cash equivalents, an increase of approximately $6.5 million in inventories, an increase of approximately $1.2 million in accounts payable and accrued expenses and an increase in deferred revenue of approximately $9.3 million. The increase in inventories reflects the build-up of cartridge inventories to meet increased sales demand and rebuild inventory from the production problems arising in 1999, and an increase in analyzer inventories in preparation for the launch of the new i-STAT 1(R) Analyzer. The deferred revenue reflects the receipt of the $10.8 million prepayment from Abbott, along with the reclassification of the first Abbott prepayment of $5.0 million from deferred revenue-long term to deferred revenue-current, partially offset by the amortization of such prepayments to income as incremental cartridge sales (as defined in the Distribution Agreement with Abbott) are generated.

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

Under the Distribution Agreement, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's product sales to U.S. customers that were in place as of the inception of the Distribution Agreement (the "Base Business") at no profit to Abbott, and the Company and

Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments are amortized to revenue as incremental cartridges are sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5,000,000, $4,000,000 and $10,800,000 were received in September 1998, January 1999 and January 2000, respectively. Unamortized revenue relating to these prepayments in the amounts of $10,606,000 and $1,012,000 are included in deferred revenues, current at December 31, 2000 and 1999, respectively, and $5,000,000 is included in deferred revenues from related party, non-current at December 31, 1999. The final prepayment of $5,200,000 was received in January 2001. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS

            See page F-1 of this Report, which includes an index to consolidated financial statements.

LIST OF FINANCIAL STATEMENT SCHEDULES

            None

LIST OF EXHIBITS (numbered in accordance with Item 601 of Regulations S-K)

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

(10.51)**      Form of Executive Officer Restricted Share Agreement under Equity
               Incentive Plan (Form 10-Q for fiscal quarter ended March 31,
               1999)*

(10.52)**      Form of Restricted Share Award Agreement with President and Chief
               Executive Officer (Form 10-Q for fiscal quarter ended March 31,
               1999)*

(10.54)**      Form of Director Restricted Share Award Agreement*

(10.55) Form of Agreement Relating to State of New Jersey Technology Business Tax Certificate Program*

(21) Subsidiaries of the Registrant (Form S-1 Registration Statement, File No. 33-44800)*

(23)           Consent of PricewaterhouseCoopers LLP, Independent Accountants

(24) Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report.*


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      i-STAT CORPORATION

                                      By: /s/ Roger J. Mason
                                          ----------------------------------
                                           Roger J. Mason
                                           Vice President of Finance,
                                           Treasurer and Chief Financial Officer
                               i-STAT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


DESCRIPTION                                                                               PAGE
Report of Independent Accountants................................................          F-2

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 2000................................          F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999.....................          F-4

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 2000................          F-5

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2000................................          F-6

Notes to Consolidated Financial Statements.......................................  F-7 to F-21

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

As described in Note 1, the Company has revised its 2000, 1999, and 1998 basic and diluted net loss per share amounts.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 6, 2001, except for
Note 1 as to which the
date is November 30, 2001
                               i-STAT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


In thousands of dollars, except share and per share data                               For the Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                2000*                1999*                1998*
Net revenues:
     Related party product sales ....................................       $     42,419         $     35,456         $      7,617
     Third party product sales ......................................              8,972                7,351               31,374
     Other related party revenues ...................................              3,646                2,418                  110
                                                                            --------------------------------------------------------
         Total net revenues .........................................             55,037               45,225               39,101
                                                                            --------------------------------------------------------
Cost of products sold ...............................................             40,951               36,401               30,664
Research and development ............................................              7,944                7,506                7,281
General and administrative ..........................................              6,983                7,264                7,152
Sales and marketing .................................................              7,784                8,293               12,956
Litigation settlement ...............................................              1,500                   --                   --
Consolidation of operations .........................................                 --                   70                1,115
                                                                            --------------------------------------------------------
         Total operating cost and expenses ..........................             65,162               59,534               59,168
                                                                            --------------------------------------------------------
               Operating loss .......................................            (10,125)             (14,309)             (20,067)
Other income (expense):
     Investment income ..............................................              1,636                1,507                1,694
     Other ..........................................................                127                   --                  (22)
                                                                            --------------------------------------------------------
         Other income (expense), net ................................              1,763                1,507                1,672
     Loss before provision (benefit) for income taxes ...............             (8,362)             (12,802)             (18,395)
     Provision (benefit) for income taxes ...........................               (867)                  --                   --
                                                                            --------------------------------------------------------
Net loss ............................................................       ($     7,495)        ($    12,802)        ($    18,395)
                                                                            ========================================================

Basic and diluted net loss per share ................................       ($      0.43)*       ($      0.83)*       ($      1.32)*
                                                                            ========================================================

Shares used in computing basic and
diluted net loss per share ..........................................         17,512,083*          15,475,893*          13,912,175*
                                                                            ========================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              *As restated, see Note 1.

                               i-STAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


In thousands of dollars, except share and per share data                                                        December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          2000              1999
Assets
Current assets:
     Cash and cash equivalents .................................................................        $  19,536         $  25,575
     Accounts receivable, net of reserve for doubtful accounts of $28
         in 2000 and $128 in 1999 ..............................................................              868               413
     Accounts receivable from related parties ..................................................            3,607             4,185
     Inventories (Note 2) ......................................................................           15,402             8,886
     Prepaid expenses and other current assets .................................................              884             1,185
                                                                                                        ----------------------------
         Total current assets ..................................................................           40,297            40,244
Plant and equipment, net (Note 3) ..............................................................           17,766            15,936
Intangible assets, net (Note 4) ................................................................            1,627             1,501
Other assets ...................................................................................              244               443
                                                                                                        ----------------------------
         Total assets ..........................................................................        $  59,934         $  58,124
                                                                                                        ============================
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ..........................................................................        $   3,464         $   2,269
     Accrued expenses (Note 5) .................................................................            4,488             4,453
     Deferred revenue (inclusive of related party deferred revenue of
         $10,675 in 2000 and $1,545 in 1999) ...................................................           10,824             1,564
                                                                                                        ----------------------------
         Total current liabilities .............................................................           18,776             8,286
                                                                                                        ----------------------------
Deferred revenue from related party, non-current ...............................................              106             5,175
                                                                                                        ----------------------------
         Total liabilities .....................................................................           18,882            13,461
                                                                                                        ----------------------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $0.10 par value, shares authorized 7,000,000:
         Series A Junior Participating Preferred Stock, $0.10 par value,
              1,500,000 shares authorized; none issued at December 31, 2000
              and December 31, 1999 ............................................................               --                --
         Series B Preferred Stock, $0.10 par value, shares authorized, 2,138,702;
              shares issued and outstanding -0- at December 31, 2000
              and 2,138,702 at December 31, 1999 ...............................................               --               214
     Common Stock, $0.15 par value, shares authorized 25,000,000:
         shares issued 18,436,654 at December 31, 2000
         and 15,761,630 at December 31, 1999 ...................................................            2,766             2,364
     Treasury Stock, at cost, 40,817 shares at December 31, 2000 and
         -0- shares at December 31, 1999 .......................................................             (750)               --
     Additional paid-in capital ................................................................          238,814           234,487
     Unearned compensation .....................................................................             (764)           (1,547)
     Loan to officer, net ......................................................................             (717)             (716)
     Accumulated deficit .......................................................................         (196,965)         (189,470)
     Accumulated other comprehensive loss ......................................................           (1,332)             (669)
                                                                                                        ----------------------------
          Total stockholders' equity ...........................................................           41,052            44,663
                                                                                                        ----------------------------
         Total liabilities and stockholders' equity ............................................        $  59,934         $  58,124
                                                                                                        ============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Preferred
                                                 Stock                       Common Stock
                                               -----------------------------------------------------------------

                                                                                       Additional
In thousands of dollars,                          Par       Number of       Par         Paid-in         Treasury    Unearned
except share and per share data                  Value       Shares        Value        Capital           Stock   Compensation
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997...................    $ 214     13,203,527     $ 1,981      $ 209,594         ($ 13)      ($ 181)
Net loss for 1998............................
Other comprehensive loss on foreign
 currency translation adjustments............

      Total comprehensive loss...............
Shares issued at $1.50 to $12.625 per share
 under the 1985 Stock Option Plan (Note 8)...                  90,260          13            149
Private placement of Common Stock............               2,000,000         300         20,341
Restricted Stock issued at $15.938 per
 share.......................................                     750                         12                        (12)
Restricted Stock issued at $16.438 per
 share.......................................                   3,000                         49                        (49)
Restricted Stock issued at $16.50 per
 share.......................................                  12,000           2            196                       (198)
Amortization of unearned compensation
 related to Restricted Stock.................                                                                           271
Retirement of Treasury Stock.................                    (542)                       (13)           13
                                               ----------------------------------------------------------------------------------
Balance, December 31, 1998...................      214     15,308,995       2,296        230,328           --          (169)
Net loss for 1999............................
Other comprehensive gain on foreign
 currency translation adjustments............

      Total comprehensive loss...............
Shares issued at $1.50 to $10.50 per share
 under the 1985 Stock Option Plan (Note 8)...                 125,132          19            857
Restricted Stock issued at $8.875 per share..                 310,000          47          2,704                     (2,751)
Restricted Stock issued at $9.25 per share...                  14,412           2            131                       (133)
Restricted Stock issued at $9.75 per share...                   3,091                         30                        (30)
Compensation related to options issued.......                                                437                       (479)
Amortization of unearned compensation
 related to Restricted Stock.................                                                                         2,015
Loan to Officer..............................
                                               ----------------------------------------------------------------------------------
Balance, December 31, 1999...................      214     15,761,630       2,364        234,487           --        (1,547)
Net loss for 2000............................
Other comprehensive loss on foreign
 currency translation adjustments............

      Total comprehensive loss...............
Shares issued at $1.50 to $16.75 per share
 under the 1985 Stock Option Plan and
 the Equity Incentive Plan (Note 8)..........                 526,066          79          4,303
Restricted Stock issued at $13.00 per share..                  10,256           2            131                       (133)
Conversion of Series B Preferred Stock
 to Common Stock.............................     (214)     2,138,702         321           (107)
Amortization of unearned compensation
 related to Restricted Stock.................                                                                           916
Purchase of Treasury Stock...................                                                             (750)
Loan to Officer..............................
Forgiveness of Loan to Officer...............
                                               ----------------------------------------------------------------------------------
Balance, December 31, 2000...................    $  --     18,436,654     $ 2,766      $ 238,814        ($ 750)      ($ 764)
                                               ==================================================================================




                                                          Accumulated
                                                             Other                        Total
In thousands of dollars,                       Loan to   Comprehensive  Accumulated   Stockholders'
except share and per share data                Officer        Loss        Deficit        Equity
---------------------------------------------------------------------------------------------------
Balance, December 31, 1997...................   $  --       ($ 277)     ($ 158,273)   $ 53,045
Net loss for 1998............................                              (18,395)
Other comprehensive loss on foreign
 currency translation adjustments............               (1,064)
                                                           -----------------------
      Total comprehensive loss...............                                          (19,459)
Shares issued at $1.50 to $12.625 per share
 under the 1985 Stock Option Plan (Note 8)...                                              162
Private placement of Common Stock............                                           20,641
Restricted Stock issued at $15.938 per
 share.......................................
Restricted Stock issued at $16.438 per
 share.......................................
Restricted Stock issued at $16.50 per
 share.......................................
Amortization of unearned compensation
 related to Restricted Stock.................                                              271
Retirement of Treasury Stock.................
                                               ----------------------------------------------------
Balance, December 31, 1998...................      --       (1,341)       (176,668)     54,660
Net loss for 1999............................                              (12,802)
Other comprehensive gain on foreign
 currency translation adjustments............                  672
                                                           -----------------------
      Total comprehensive loss...............                                          (12,130)
Shares issued at $1.50 to $10.50 per share
 under the 1985 Stock Option Plan (Note 8)...                                              876
Restricted Stock issued at $8.875 per share..
Restricted Stock issued at $9.25 per share...
Restricted Stock issued at $9.75 per share...
Compensation related to options issued.......                                              (42)
Amortization of unearned compensation
 related to Restricted Stock.................                                            2,015
Loan to Officer..............................     (716)                                   (716)
                                               ----------------------------------------------------
Balance, December 31, 1999...................     (716)       (669)       (189,470)     44,663
Net loss for 2000............................                               (7,495)
Other comprehensive loss on foreign
 currency translation adjustments............                 (663)
                                                           -----------------------
      Total comprehensive loss...............                                           (8,158)
Shares issued at $1.50 to $16.75 per share
 under the 1985 Stock Option Plan and
 the Equity Incentive Plan (Note 8)..........                                            4,382
Restricted Stock issued at $13.00 per share..
Conversion of Series B Preferred Stock
 to Common Stock.............................
Amortization of unearned compensation
 related to Restricted Stock.................                                              916
Purchase of Treasury Stock...................                                             (750)
Loan to Officer..............................     (257)                                   (257)
Forgiveness of Loan to Officer...............      256                                     256
                                               ----------------------------------------------------
Balance, December 31, 2000...................   ($ 717)   ($ 1,332)     ($ 196,965)   $ 41,052
                                               ====================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


In thousands of dollars, except share and per share data                                        For the Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                2000          1999          1998
Cash flows from operating activities:
     Net loss ............................................................................    ($ 7,495)     ($12,802)     ($18,395)
     Adjustment to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization ...................................................       4,790         4,362         4,591
         Accounts receivable provision ...................................................          --            --           103
         Gains on disposal of equipment ..................................................         (86)           (4)           --
         Amortization of deferred revenue ................................................      (6,887)       (4,013)         (218)
         Expense related to restricted stock .............................................       1,172         2,015           271

Change in assets and liabilities:
     Accounts receivable .................................................................        (455)        2,436         1,875
     Accounts receivable from related parties ............................................         578        (1,342)       (2,464)
     Inventories .........................................................................      (6,679)         (325)       (2,596)
     Prepaid expenses and other current assets ...........................................         292            98          (660)
     Accounts payable ....................................................................       1,245          (486)          568
     Accrued expenses ....................................................................          78        (1,648)        2,321
     Restricted cash, letter of credit ...................................................         199           147          (219)
     Deferred revenue ....................................................................      11,077         5,193         5,559
                                                                                              -------------------------------------
         Net cash used in operating activities ...........................................      (2,171)       (6,369)       (9,264)
                                                                                              -------------------------------------

Cash flows from investing activities:
     Purchase of equipment ...............................................................      (6,973)       (6,250)       (5,925)
     Cost of intangible assets ...........................................................        (261)         (294)         (193)
     Proceeds from sale of equipment .....................................................          99            20            --
                                                                                              -------------------------------------
         Net cash used in investing activities ...........................................      (7,135)       (6,524)       (6,118)
                                                                                              -------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock ..............................................       4,382           834           162
     Net proceeds from private placement of Common Stock .................................          --            --        20,641
     Retirement (purchase) of Treasury Stock .............................................        (750)           --            13
     Loan to officer .....................................................................        (257)         (716)           --
     Other ...............................................................................          --            --            29
                                                                                              -------------------------------------
         Net cash provided by financing activities .......................................       3,375           118        20,845
                                                                                              -------------------------------------
Effect of currency exchange rate changes on cash .........................................        (108)          (40)           13
                                                                                              -------------------------------------
     Net increase (decrease) in cash and cash equivalents ................................      (6,039)      (12,815)        5,476
     Cash and cash equivalents at beginning of year ......................................      25,575        38,390        32,914
                                                                                              -------------------------------------
     Cash and cash equivalents at end of year ............................................    $ 19,536      $ 25,575      $ 38,390
                                                                                              =====================================
Supplemental disclosure of cash flow information:
     Cash paid for income taxes ..........................................................    $     --      $     --      $     --
                                                                                              =====================================
Supplemental disclosures of cash flow information
and non cash investing and financing activities:
     Equipment purchases included in accounts payable at year end ........................    $    143      $    276      $    181
                                                                                              =====================================
     Conversion of Preferred Stock to Common Stock .......................................    $   (214)     $     --      $     --
                                                                                              =====================================

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

BASIC AND DILUTED LOSS PER SHARE (RESTATED)

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company has not included potentially dilutive common shares in the diluted per-share computation for all periods presented, as the result is antidilutive due to the Company's net loss. The Company has restated its net loss per share for 2000, 1999, and 1998 to exclude the Series B Preferred Shares from the calculation of basic and diluted net loss per share. The impact of restating the basic and diluted net loss per share was to increase the 2000, 1999, and 1998 basic and diluted net loss per share by $0.01, $0.10, and $0.17, respectively. There was no change in the net loss for 2000, 1999 and 1998. In addition, as discussed in Note 7, the Series
B Preferred shares were converted into Common Stock on March 16, 2000.


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

IN THOUSANDS OF DOLLARS                            2000        1999        1998
--------------------------------------------------------------------------------
     Net loss ...............................   ($7,495)   ($12,802)   ($18,395)
     Other comprehensive income (loss):
         Foreign currency translation .......      (663)        672      (1,064)
                                                --------------------------------
     Comprehensive loss .....................   ($8,158)   ($12,130)   ($19,459)
                                                ================================

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

2. INVENTORIES

Inventories consist of the following:

IN THOUSANDS OF DOLLARS                                       December 31,
--------------------------------------------------------------------------------
                                                         2000              1999
Raw materials .............................            $ 5,696            $3,402
Work-in-process ...........................              3,700             2,764
Finished goods ............................              6,006             2,720
                                                       -------------------------
                                                       $15,402            $8,886
                                                       =========================

3. PLANT AND EQUIPMENT

Plant and equipment, net, consists of the following:

IN THOUSANDS OF DOLLARS                                        December 31,
--------------------------------------------------------------------------------
                                                            2000         1999
Equipment loaned to customers ........................    $  2,052     $  2,418
Manufacturing equipment ..............................      37,364       33,100
Furniture and fixtures ...............................       1,318        1,092
Leasehold improvements ...............................       4,378        4,087
                                                          ----------------------
                                                            45,112       40,697
Less accumulated depreciation and amortization .......     (27,346)     (24,761)
                                                          ----------------------
                                                          $ 17,766     $ 15,936
                                                          ======================

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


4. INTANGIBLE ASSETS

Intangible assets, net, consist of the following:

IN THOUSANDS OF DOLLARS                                      December 31,
--------------------------------------------------------------------------------
                                                          2000            1999
Patents, licenses and trademarks ...............        $ 2,448         $ 2,187
Less accumulated amortization ..................           (821)           (686)
                                                        ------------------------
                                                        $ 1,627         $ 1,501
                                                        ========================

Amortization expense was approximately $135,000, $138,000 and $179,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. ACCRUED EXPENSES

Accrued expenses consist of the following:

IN THOUSANDS OF DOLLARS                                         December 31,
--------------------------------------------------------------------------------
                                                             2000          1999
Accrued employee incentive awards ..................        $  861        $  601
Payroll and withholding taxes ......................         1,038           880
Professional fees ..................................           484           383
Accrued commissions ................................           273           276
Other ..............................................         1,832         2,313
                                                            --------------------
                                                            $4,488        $4,453
                                                            ====================

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


As of December 31, 2000, future minimum lease payments are as follows:

Year Ending December 31:  IN THOUSANDS OF DOLLARS               Operating Leases
--------------------------------------------------------------------------------
2001.........................................................       $    1,580
2002.........................................................            1,543
2003.........................................................            1,342
2004.........................................................              129
Thereafter...................................................              --
                                                                    ----------
Total minimum lease payments.................................       $    4,594
                                                                    ==========

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7. PREFERRED STOCK

The Company has authorized 7,000,000 shares of Preferred Stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors at the time of issuance. In June 1995 the Board designated 1,500,000 shares as Series A Junior Participating Preferred Stock that may be issued in the future in connection with certain shareholder protection measures. Also in June 1995 the Board designated 2,138,702 shares as Series B Preferred Stock (the "Series B Stock"). The Series B Stock was issued to HP at $28.50 per share in July 1995 for net proceeds of approximately $59.2 million. There were 2,138,702 shares of Series B Stock issued and outstanding at December 31, 1999. During 1999, HP transferred its holding of Series B Stock to its then subsidiary, Agilent Technologies, Inc. ("Agilent"). On March 16, 2000, Agilent converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holding.


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

The table below is a summary of stock option activity for the years 1998, 1999, and 2000.

                                                                                                      Weighted
                                                                                     Options          Average            Weighted
                                                                                     Granted          Exercise           Average
                                                                   Options             and           Price per          Fair Value
                                                                 Exercisable       Exercisable         Share            per Option
----------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997......................................      937,322                          $  14.69
Balance December 31, 1997......................................                     1,637,704         $  16.10
Options granted................................................                       778,559         $  15.44          $   15.27
Options exercised..............................................                       (90,260)        $   1.75
Options forfeited..............................................                      (184,138)        $  17.91
Options cancelled..............................................                      (824,277)        $  16.57
Options granted................................................                       824,277         $   6.12
                                                                 -----------------------------------------------------------------
Balance December 31, 1998......................................    1,087,030                          $  12.71
Balance December 31, 1998......................................                     2,141,865         $  12.30
Options granted................................................                     1,070,063         $   9.30          $    9.21
Options exercised..............................................                      (125,132)        $   6.99
Options forfeited..............................................                      (227,299)        $  11.77
                                                                 -----------------------------------------------------------------
Balance December 31, 1999......................................    1,349,002                          $  12.19
Balance December 31, 1999......................................                     2,859,497         $  11.45
Options granted................................................                       474,047         $  13.16          $   13.28
Options exercised..............................................                      (526,066)        $   8.33
Options forfeited..............................................                      (226,792)        $  14.29
                                                                 -----------------------------------------------------------------
Balance December 31, 2000......................................    1,167,008                          $  12.49
Balance December 31, 2000......................................                     2,580,686         $  12.15
                                                                 =================================================================

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

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                  2000        1999        1998
-----------------------------------------------------------------------------------------------
Pro forma net loss ........................................  ($ 11,914)  ($ 17,125)  ($ 22,035)
Pro forma basic and diluted net loss per share, as restated  ($   0.68)  ($   1.11)  ($   1.58)

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

                                            2000            1999          1998
--------------------------------------------------------------------------------
Dividend yield.........................    0%            0%              0%
Expected volatility....................   71.29         62.00           60.00
Risk free interest rate................    6.71%         5.44%           5.49%
Expected option lives..................    5 years       5 years         5 years

The following table summarizes information about stock options outstanding at December 31, 2000.

                                    OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE


                               Number               Weighted           Weighted                Number                Weighted
        Range of             Outstanding            Average             Average             Exercisable               Average
     Exercise Price          at 12/31/00         Remaining Life     Exercise Price          at 12/31/00           Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
$  1.50 - $  2.25                 1,000               0.20              $   1.50                  1,000           $       1.50
$  6.13 - $  9.06               743,523               6.60              $   7.22                411,146           $       6.88
$  9.25 - $ 13.00             1,132,165               7.11              $  11.18                365,301           $      10.48
$ 14.10 - $ 21.00               509,127               5.84              $  16.62                210,690           $      16.28
$ 22.56 - $ 32.58               194,871               4.68              $  24.97                178,871           $      25.09
--------------------------------------------------------------------------------------------------------------------------------
$  1.50 - $ 32.58             2,580,686               6.53              $  12.15              1,167,008           $      12.49
--------------------------------------------------------------------------------------------------------------------------------

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


The Company had the following activity with Abbott and HP, primarily related to license and distribution agreements.

ABBOTT LABORATORIES  IN THOUSANDS OF DOLLARS         2000       1999      1998
--------------------------------------------------------------------------------
Revenues .......................................    $45,927    $35,499    $4,515

Receivable at year end .........................    $ 3,607    $ 4,069    $2,439

Deferred revenue at year end ...................    $10,781    $ 6,474    $5,407

HEWLETT-PACKARD COMPANY  IN THOUSANDS OF DOLLARS      2000       1999      1998
--------------------------------------------------------------------------------
Revenues .......................................    $   138    $ 2,375    $3,212

Purchases ......................................    $    41    $   816    $  728

Receivable at year end .........................    $    --    $   116    $  404

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

Under the Distribution Agreement, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's product sales to U.S. customers that were in place as of the inception of the Distribution Agreement (the "Base Business") at no profit to Abbott, and the Company and Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement as guaranteed future incremental product sales. Such prepayments are amortized to revenue as incremental cartridges are sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5,000,000, $4,000,000 and $10,800,000 were received in September 1998, January 1999 and January 2000, respectively. Unamortized revenue relating to these prepayments in the amounts of $10,606,000 and $1,012,000 are included in deferred revenue, current at December 31, 2000 and 1999, respectively, and $5,000,000 is included in deferred revenues from related party, non-current at December 31, 1999. The final prepayment of $5,200,000 was received in January 2001. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott.

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

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12. INCOME TAXES

The difference between income tax expense and the expected tax which would result from the use of the Federal Statutory income tax rate is as follows:

                                                 2000        1999        1998
--------------------------------------------------------------------------------
Computed tax at statutory Federal rate ....     (34.0%)     (34.0%)     (34.0%)
State income taxes, net of Federal benefits      (6.8%)       0.0%        0.0%
Foreign (income)/loss not subject to
   United States tax ......................      (4.5%)       8.1%        5.9%
Change in valuation allowance .............      32.1%       24.6%       27.8%
Other .....................................       2.9%        1.3%        0.3%
                                                --------------------------------
Income tax (benefit)/expense ..............     (10.3%)       0.0%        0.0%
                                                ================================

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

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax assets due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 2000 and 1999 was approximately $4,303,000 and $ 3,544,000 respectively.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Temporary differences and carry forwards, which give rise to the deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows:

                                                           2000                   1999
                                                       Deferred Tax           Deferred Tax
IN THOUSANDS OF DOLLARS                             Assets (Liabilities)   Assets (Liabilities)
-----------------------------------------------------------------------------------------------
Net Operating Loss -- United States ..............        $ 54,268               $ 51,498
Net Operating Loss -- Canada .....................           3,168                  4,113
Net Operating Loss -- Province (Canada) ..........           1,737                  2,232
State Taxes ......................................          10,787                  8,225
Deferred Revenue .................................           3,740                  2,291
Tax Credits -- United States .....................           1,463                  1,414
Tax Credits -- Canada ............................           2,529                  3,594
Intangibles ......................................             (58)                  (405)
Depreciation -- United States ....................            (276)                  (495)
Depreciation -- Canada ...........................             158                    602
Depreciation -- Province (Canada) ................             218                    816
Other ............................................           2,000                  1,546
                                                    -------------------------------------------
                                                            79,734                 75,431
                                                    -------------------------------------------
Valuation Allowance -- United States .............         (61,137)               (55,849)
Valuation Allowance -- Canada ....................          (5,855)                (8,309)
Valuation Allowance -- Province (Canada) .........          (1,955)                (3,048)
Valuation Allowance -- State .....................         (10,787)                (8,225)
                                                    -------------------------------------------
Total Net Deferred Taxes .........................        $     --               $     --
                                                    ===========================================

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


The Company was a defendant in a case entitled Customedix Corporation, Plaintiff
v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix's U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT's profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management's time and the Company's resources merited an out-of-court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

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


16. GEOGRAPHIC SEGMENT DATA

The Company is engaged in the development, manufacturing and marketing of its proprietary blood analysis products in the health care sector. The Company's operations are classified into the following geographic areas:

IN THOUSANDS OF DOLLARS                       Year Ended December 31,
--------------------------------------------------------------------------------
                                      2000              1999              1998
Net revenues:
Domestic.........................   $ 39,973          $ 31,437          $ 29,270
Canada...........................        302               271               344
Japan............................      6,621             4,610             3,794
Other International..............      8,141             8,907             5,693
                                    --------------------------------------------
Total............................   $ 55,037          $ 45,225          $ 39,101
                                    ============================================

IN THOUSANDS OF DOLLARS               Year Ended December 31,
--------------------------------------------------------------
                                      2000              1999
Long-lived assets:
Domestic.........................   $  3,991          $  3,839
Canada...........................     15,646            14,041
                                    --------------------------
Total............................   $ 19,637          $ 17,880
                                    ==========================

The Company's net revenues from Abbott were approximately $45,927,000, $35,499,000 and $4,515,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                         2000
                                                                  First         Second          Third        Fourth
IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA         Quarter        Quarter        Quarter       Quarter
------------------------------------------------------------------------------------------------------------------------
Net revenues ...............................................   $    11,154    $    14,809    $    13,453    $    15,621
Operating loss .............................................  ($     5,175)  ($     3,930)  ($       575)  ($       445)
Net income (loss) ..........................................  ($     4,669)  ($     3,491)  ($       114)   $       779
Basic and diluted net income (loss) per share, as restated .  ($      0.29)  ($      0.19)  ($      0.01)   $      0.04
Weighted average shares used in computing
     basic net income (loss) per share, as restated ........    15,871,683     18,004,095     18,060,265     18,104,346
Weighted average shares used in computing diluted net income
     (loss) per share, as restated .........................    15,871,683     18,004,095     18,060,265     19,305,728

                         1999
                                                                  First         Second          Third         Fourth
IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA         Quarter        Quarter        Quarter       Quarter
------------------------------------------------------------------------------------------------------------------------
Net revenues ...............................................   $    10,337    $    11,426    $    11,377    $    12,085
Operating loss .............................................  ($     4,937)  ($     4,860)  ($     1,836)  ($     2,676)
Net loss ...................................................  ($     4,491)  ($     4,492)  ($     1,478)  ($     2,341)
Basic and diluted net loss per share, as restated ..........  ($      0.29)  ($      0.29)  ($      0.10)  ($      0.15)
Weighted average shares used in computing
     basic and diluted net loss per share, as restated .....    15,335,263     15,379,326     15,427,361     15,478,403

Basic and diluted net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year basic and diluted net loss per common share amounts.