Form 10-K
period 2001-12-31
I STAT CORPORATION /DE/
filed 2002-04-01
CIK 882365

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Yes____X______     No_________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Number of shares of Common Stock outstanding as of March 1, 2002:  20,079,216

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 1, 2002 is approximately $69,235,147. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III incorporates certain information by reference to the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

                                                     Table of Contents

ITEM                                                                                                       PAGE
----                                                                                                       ----
                                                          PART I

1.    Business.............................................................................................1-11

2.    Properties.............................................................................................11

3.    Legal Proceedings......................................................................................11

4.    Submission of Matters to a Vote of Security Holders....................................................12


                                                          PART II

5.    Market for the Registrant's Common Equity and
      Related Stockholder Matters.........................................................................14-15

6.    Selected Consolidated Financial Data...................................................................16

7.    Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................................................17-26

7(a). Quantitative and Qualitative Disclosures about Market Risk.............................................27

8.    Financial Statements and Supplementary Data
      (a) Financial Statements...............................................................................27
      (b) Selected Quarterly Financial Data..................................................................53

9.    Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure....................................................................27

                                                         PART III

10.   Directors and Executive Officers of the Registrant.................................................13, 27

11.   Executive Compensation.................................................................................27

12.   Security Ownership of Certain Beneficial Owners
      and Management.........................................................................................27

13.   Certain Relationships and Related Transactions.........................................................27


                                                          PART IV

14.   Exhibits, Financial Statement Schedules and
      Reports on Form 8-K.................................................................................28-55

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


                                     Part 1


ITEM 1. BUSINESS

i-STAT Corporation ("i-STAT" or the "Company"), which was incorporated in Delaware in 1983, develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care. Its principal offices are located in East Windsor, New Jersey. The Company has one subsidiary, i-STAT Canada Limited ("i-STAT Canada"), which is wholly-owned and located in Kanata, Ontario. (All references in this Report to the Company include i-STAT Canada unless otherwise specified.)

The Company's current products, known as the i-STAT(R) System, consist of portable, hand-held analyzers and single-use, disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System uses a simple, one-step procedure, the results of which can be easily linked by infrared transmission to a health care provider's information system. As of December 31, 2001, i-STAT had one primary customer, Abbott Laboratories ("Abbott"). The Company intends for the i-STAT System to become the standard of care for blood analysis at the patient's side, enabling rapid clinical intervention, improved patient outcomes, and lower operational costs.

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

The original i-STAT System, introduced in September 1992, was capable of performing six of the most commonly ordered blood tests, which are tests for sodium, potassium, chloride, glucose, urea nitrogen and hematocrit. In 1994, the Company expanded the testing capabilities of the i-STAT System through the introduction of cartridges that perform tests for pH, ionized calcium and bicarbonate. In 1995, the Company introduced cartridges that measure arterial blood gases (pH, PCO2 and PO2). In 1998, the Company added a creatinine test. In 1999, the Company added a lactate test, and in 2000, the Company added a Celite(R) ACT (activated clotting time) test. The Company believes that 95% of the approximately 200 million blood tests (electrolyte and blood gas) performed on a "stat" basis in the United States each year now can be performed using the i-STAT System. The Company believes that because the i-STAT System can now perform the vast majority of the tests required on a "stat" basis, it is substantially more attractive as a total replacement for hospital "stat" laboratories. The Company has additional tests under development (see "Research and Development").

In order to accelerate and increase sales of the i-STAT System, in September 1998 the Company entered into a long-term global product marketing and product development alliance with Abbott. During 2001, approximately 84% of the Company's total net revenues were derived from Abbott. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

I-STAT SYSTEM COMPONENTS

The i-STAT System is composed of a battery-operated, rechargeable analyzer, which is a hand-held, portable instrument, and various single-use, disposable cartridges, which contain the electrochemical biosensors necessary to perform the desired blood tests. The Company's single-use, disposable cartridges, which are less than two square inches in size, currently allow the i-STAT System to perform blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, (pH, PCO2 and PO2), and bicarbonate and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company currently sells the following single-use, disposable cartridges that are configured to perform the following commonly ordered blood measurements:

     CARTRIDGE:   TESTS PERFORMED

o        ACT:     Celite(R)ACT

o        G:       Glucose

o        CREA:    Creatinine

o        E3+:     Sodium, Potassium, Hematocrit, Hemoglobin*

o        G3+:     pH, PCO2, PO2, Bicarbonate*, Total Carbon Dioxide*,
                  Base Excess*, O2 Saturation*

o        EC4+:    Sodium, Potassium, Glucose, Hematocrit, Hemoglobin*

o        CG4+:    pH, PCO2, PO2, Lactate, Bicarbonate*, Total Carbon Dioxide*,
                  Base Excess*, O2 Saturation*

o        6+:      Sodium, Potassium, Chloride, Urea Nitrogen, Glucose,
                  Hematocrit, Hemoglobin*

o        EG6+:    Sodium,  Potassium,  pH, PCO2, PO2,  Hematocrit,
                  Bicarbonate*,  Total Carbon Dioxide*,  Base Excess*, O2
                  Saturation*, Hemoglobin*

o        EC6+:    Sodium, Potassium, Glucose, Ionized Calcium, pH, Hematocrit,
                  Hemoglobin*

o        EG7+:    Sodium, Potassium, Ionized Calcium, pH, PCO2, PO2, Hematocrit,
                  Bicarbonate*, Total Carbon Dioxide*, Base Excess*, O2
                  Saturation*, Hemoglobin*

o        EC8+:    Sodium, Potassium,  Chloride, Urea Nitrogen,  Glucose, pH,
                  PCO2, Hematocrit,  Bicarbonate*,  Total Carbon Dioxide*, Base
                  Excess*, Anion Gap*, Hemoglobin*

o        CG8+:    pH, PCO2, PO2, Sodium,  Potassium,  Hematocrit,  Ionized
                  Calcium,  Glucose,  Bicarbonate*,  Total Carbon Dioxide*,
                  Base Excess*, O2 Saturation*, Hemoglobin*

*      Denotes calculated results

The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving. In the fourth quarter of 2000, the Company introduced the i-STAT(R)1 Analyzer. The i-STAT 1 Analyzer, which weighs approximately 22 ounces, permits a customer to run all i-STAT cartridges as well as Abbott MediSense(R) glucose strips on one integrated hand-held device. The i-STAT 1 Analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a central data management system developed by the Company, enhances the customers' ability to centrally manage a widely distributed point-of-care testing program. The i-STAT 1 Analyzer provides a visual readout of results, offers the ability to print results via infrared means and it can store up to 5,000 patient records.

i-STAT believes its proprietary thin-film, biosensor technology provides the Company with significant competitive advantages over other technologies. As a result of the Company's proprietary know-how and the attributes of its thin-film biosensors, the i-STAT System produces accurate results in approximately two minutes in an easy, single step procedure, is small enough to be hand-held and to be carried from patient to patient, operates with only two to three drops of blood and is virtually maintenance free. The Company's thin-film technology uses micro-fabrication techniques that permit dimensionally small product features resulting in faster reactions than larger configurations such as those used in thick-film technology. Thin-film technology permits i-STAT's biosensors to "wet-up" quickly with small amounts of calibrant and blood samples, thereby enabling the Company to package its biosensors in a dry state while retaining the ability to produce results in approximately two minutes. The Company believes that packaging its biosensors in a dry state facilitates extended shelf life and simplifies the calibration process. The Company's disposable cartridges have a shelf life ranging from a minimum of six months to a maximum of twelve months. In addition, the Company's thin-film biosensor technology permits the cartridges in the i-STAT System to be configured to perform multiple tests and combinations of tests. The Company believes that products based on other existing technologies cannot achieve performance characteristics or product design features of the type described above.

MARKETING AND DISTRIBUTION

The i-STAT System is currently marketed primarily to the critical care departments of hospitals in the United States, where the highest volume of blood tests are performed on a "stat" basis. The i-STAT System is also marketed to hospitals in Japan, Europe, Canada, South America, Mexico, Latin America, South Africa, Hong Kong, People's Republic of China and other countries in Asia. Prior to November 1998, the Company marketed and distributed the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Europe through Hewlett-Packard Company ("HP"), in Japan through Japanese marketing partners and in South America and Asia through selected distribution channels. Since November 1998, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Revenues from Abbott represented approximately 84% of the Company's total net revenues for 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In August 1988, the Company entered into product commercialization and distribution agreements with JCR Pharmaceuticals Inc. ("JCR") and FUSO Pharmaceutical Industries Ltd. ("FUSO"), two Japanese pharmaceutical and medical device companies. Pursuant to such agreements, i-STAT granted product distribution rights covering Japan, South Korea and Taiwan for an initial exclusive period, which expired, and a non-exclusive period from December 1997 to December 2002, which covers only Japan. Under certain circumstances, the Company has the right to extend FUSO's non-exclusive rights in Japan for a one-year period. The Company understands that JCR has assigned to FUSO all distribution rights under these agreements. Sales to FUSO represented approximately 10% of the Company's total net revenues for 2001.

The Company also markets its products to veterinarians' offices in the United States and selected other countries through a distribution agreement with Heska Corporation ("Heska"), which was signed in February 1999. The contract automatically renews each calendar year unless the Company provides notice nine months prior to renewal. Sales to Heska represented approximately 6% of the Company's total net revenues for 2001.

Although the Company has marketing and distribution agreements with several third parties, the Company still performs many traditional sales, marketing and distribution activities. For example, the Company distributes its products within the United States by shipping cartridges, analyzers and other peripheral equipment directly to the end-user hospitals. The Company maintains a technical services staff, which handles product-related technical matters directly with end-users, and a team of implementation coordinators who install the i-STAT System and train end-users. And, the Company employs several individuals who act as sales consultants by working with Abbott to help sell its products to customers and by servicing existing accounts.

See "Government Regulation" for a description of the regulatory framework impacting the marketing of the Company's products in certain geographical areas and alternate site markets.


COMPETITION

The Company competes principally with manufacturers of traditional blood analysis equipment used by clinical laboratories. Historically, most clinical testing has been performed in the hospital or in a commercial laboratory setting. These clinical laboratories provide analyses similar to those conducted by the i-STAT System and have traditionally been effective at processing large panels of tests with the use of skilled technicians and complex equipment. While i-STAT cannot provide the same range of tests, the Company believes that its products offer several advantages over clinical laboratories, including lower costs, faster results and reduced opportunity for error. In addition, the i-STAT System's testing capabilities currently are sufficiently broad to enable larger health care facilities to close "stat" laboratories and replace them wholly with the i-STAT System. Other companies may introduce products performing the same or similar functions as the i-STAT System. In such case, the Company may not be able to compete effectively with these products, or these products may render the Company's products obsolete. The Company is aware of products that have been developed and are being marketed for point-of-care analysis of some or all of the analytes measured by the i-STAT System. The Company believes that these products are more difficult to use, less efficient and in general test for fewer analytes than the i-STAT System.

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

The Company's cartridge manufacturing and assembly is conducted in two adjoining facilities totaling 96,856 square feet located in Kanata, Ontario, Canada. These leased facilities include 18,925 square feet of Class 1,000 and Class 10,000 cleanrooms. In mid-1998, the Company commenced the transfer of its New Jersey cartridge assembly and inspection operations to the Kanata facility and completed that transfer in April 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company is currently manufacturing its cartridges at a rate of over 12,000,000 per year, utilizing multiple shifts of labor and partially utilizing four cartridge assembly lines. The Company could have the capacity to manufacture over 40,000,000 cartridges annually at full factory utilization using the current generation of its biosensor chips and taking into account planned yield and productivity improvements and the addition of three cartridge assembly lines within the existing facilities. The Company manufactures and assembles its portable, hand-held analyzers and other peripheral equipment at its principal offices in East Windsor, New Jersey utilizing a single shift of labor.

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

The majority of the raw materials and purchased components used to manufacture the Company's products are readily available from more than one source. The Company is also developing alternative sources for some of the raw materials it presently obtains from a single source. However, some of the components of the i-STAT System are custom manufactured by a limited number of outside vendors.


RESEARCH AND DEVELOPMENT

From commencement of the Company's operations in 1984 until 1992, most of its financial resources were dedicated to the development of the core technology that has resulted in the i-STAT System. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. In the fourth quarter of 1999, the Company commenced shipments of its new lactate test incorporated into a cartridge that also tests for blood gases. In March 2000, the Company commenced shipments of its first coagulation test, the Celite(R) ACT (activated clotting time) cartridge. In 2000, the Company also introduced a cartridge that combines its glucose test onto its combination blood gas/electrolyte cartridge and an expanded measurement range for its glucose measurements. In the fourth quarter of 2000, the Company introduced the i-STAT 1 Analyzer, which combines the measurement capabilities of the i-STAT System with the measurement capabilities of an Abbott point-of-care glucose testing system and incorporates additional advanced features along with a range of peripheral components including an advanced data management system.

The Company is currently developing three additional tests for the measurement of coagulation: kaolin ACT, prothrombin time ("PT") and activated partial thromboplastin time ("aPTT"). In February 2002, the Company submitted a 510(K) application for the PT coagulation test. The Company expects to submit a 510(K) application for the kaolin ACT test during 2002. Assuming timely regulatory approvals, the Company expects to begin commercial introduction of the kaolin ACT and PT tests during the second half of 2002. The Company also is conducting research and development on tests for markers of cardiac damage based upon immunoassay techniques.

In connection with their strategic alliance, the Company and Abbott entered into a Research Agreement pursuant to which certain of the Company's research and development may be funded by Abbott. Abbott is not currently funding any of the Company's research and development programs. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations" for a discussion of research and development costs during 1999, 2000 and 2001.


PATENTS AND PROPRIETARY RIGHTS

i-STAT pursues a policy of seeking patent protection, both in the United States and abroad, for each of the areas of invention embodied in the i-STAT System. The Company holds 32 United States utility patents related to the i-STAT System, the earliest of which was issued on September 5, 1989, which on average have over 11 years remaining on their patent terms, and two United States design patents related to the i-STAT System. These patents relate to the unique functional features and fabrication of the electrode technology contained in the i-STAT cartridges, operation of the cartridges, the technologies used in the i-STAT analyzers, in-house quality control instrumentation and matters related to other potential uses of the i-STAT System. The Company has five pending United States utility patent applications. The Company has received patents in Japan, Europe, Canada and Taiwan corresponding to certain of the patents issued in the United States and has filed or plans to file for patent protection in certain countries which represent a significant segment of the intended market for its products. There can be no assurance that additional patents for i-STAT's products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to i-STAT.

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

FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. The FDA classified the i-STAT System (as currently configured) in Class II, meaning that the device may at some time in the future also have to comply with mandatory performance standards or other "special controls" if it is to remain in commercial distribution. The Company cannot predict whether such additional standards or controls will ever be enacted, nor what impact the enactment of such standards or controls might have on its ability to produce and sell its products. Such standards or controls may relate to any aspect of product performance that must be controlled to minimize any risk associated with use of the device. All devices, including those manufactured in Canada, must be manufactured in accordance with Good Manufacturing Practices specified in implementing regulations under the FDC Act. These practices control every phase of production from the design control and incoming receipt of raw materials, components and subassemblies to the labeling, tracing of consignees after distribution and follow-up and reporting of complaint information.

The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled, and, if the investigator observes conditions that might be violations, those conditions must be corrected or satisfactorily explained, or the manufacturer could face regulatory action that might include physical removal of the product from the marketplace. The Company's New Jersey facilities have been inspected on four occasions by the FDA (most recently in September 1999) and, as of the date of those inspections, the inspectors reported that there were no observed conditions resulting in violations. The FDA also regulates labeling and advertising for devices restricted to use by health care professionals, such as the i-STAT System.

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

In addition, certain aspects of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") may affect how the Company handles, stores and transmits patient data, and will likely require additional electronic security and privacy measures to be put in place. At this time, the Company has not yet determined the cost of any additional measures required under HIPAA. These new regulatory requirements may adversely impact the Company's ability to do business.

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

Beginning on December 7, 2003 all devices sold in the countries of the European Union ("EU") will have to be compliant with the EU In Vitro Device Directive. The Company currently is working to ensure that it will be in compliance with this directive.

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

REIMBURSEMENT

Third party payors can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement provided for blood testing services. If the reimbursement amounts for blood testing services are decreased in the future, it may decrease the amount that physicians and hospitals are able to charge patients for such services and consequently the price the Company or its distributors can charge for its products. In addition, in Japan, the price the Company receives for cartridges from one of its distribution partners is directly based upon the local government reimbursement amount for each particular test and will thus vary accordingly.


EMPLOYEES

As of December 31, 2001, the Company employed 682 persons on a full-time basis; 546 persons were employed in Canada and 136 persons were employed in the United States, and there were 545 manufacturing employees, 64 employees in research and development, 49 sales and marketing employees (including sales consultants, implementation coordinators, and technical services, clinical affairs, marketing, data management, international marketing, and business development personnel) and 24 general and administrative employees (including finance, information technology, regulatory affairs, quality assurance, human resources and administration personnel). In addition, as of December 31, 2001, the Company employed 26 persons on a part-time, on-call or temporary basis. There are no i-STAT employees covered by a collective bargaining agreement. i-STAT believes that its relationship with its employees is good and that its success is dependent on, among other things, achieving and retaining scientific and technological superiority and being capably managed.


INSURANCE

The Company maintains a product liability insurance policy in the amount of $2 million and excess liability insurance policies in the aggregate amount of $25 million for all occurrences during a calendar year. If the Company does not or cannot maintain its existing or comparable product liability insurance, its ability to market its products may be significantly impaired. The amount and scope of any insurance coverage upon which the Company relies may not be adequate to protect the Company in the event a successful product liability claim is made against the Company. No product liability insurance claim has ever been made against the Company. The Company also maintains general liability and business interruption liability insurance policies.

The Company maintains terrorism insurance coverage for its New Jersey facility. The Company is exploring obtaining such coverage for its facility in Kanata, Ontario, including assessing whether the costs of such coverage are commensurate with the risks to be covered.


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


WE RELY ON ABBOTT LABORATORIES FOR THE MARKETING AND SALES OF OUR PRODUCTS. In September 1998, the Company and Abbott signed agreements which provide for a long-term sales, marketing and research alliance. Under our product distribution agreement with Abbott, Abbott became the exclusive distributor of the i-STAT System in most parts of the world. As a result of this alliance, our revenues are significantly affected by sales made through Abbott, which accounted for approximately 84% of our total net revenues in 2001. While our product distribution agreement with Abbott remains in effect, our profitability will depend heavily upon Abbott's success in selling our products. Moreover, our agreement with Abbott gives Abbott sole discretion to set the prices for our products, which can have a big effect on our revenues, margins and profits. Our product distribution agreement with Abbott may be terminated by either party at the end of 2003. Currently, we are evaluating whether continuation of this agreement after 2003 is in the best interest of our business. If this agreement is terminated we will also resume primary responsibility for marketing and selling our products. This entails substantial risk and expense. For example, we will have to hire and train additional marketing and sales personnel and/or enter into new product distribution agreements with other parties. We cannot guarantee that we would be successful in marketing and selling our products without the benefit of a strong strategic partner, or that we would be able to find such a partner if we felt this best served our interests. In addition, if we elect not to continue the agreement after 2003, we will be obligated to pay Abbott a substantial termination fee and royalties based on our product sales for a period after the agreement's end. These amounts will materially impact our cash flows and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Alliance with Abbott Laboratories."


OUR MANUFACTURING IS SUBJECT TO CERTAIN RISKS. We have faced unexpected technical problems in trying to transfer product ideas from the development stage to the manufacturing stage. Our manufacturing operations use highly technical processes involving unique, proprietary biosensor microfabrication techniques which our manufacturing personnel must continuously monitor and update, especially as we develop more products. These technical problems could recur, could result (and in the past they have resulted) in a high level of product scrap and could delay our plans for new product releases, all with attendant consequences to our financial results. Also, we may not be able to predict or satisfy changing customer demands for certain products and it could take longer than expected for us to change the manufacturing processes to respond to these demands. As a result, we may not have sufficient inventory to meet customer demands, which could affect our relationships with customers, or we may have too much product inventory at times, which hurts our profitability and negatively affects our working capital. In order to be profitable, we must manufacture greater quantities of products than we have to date and at the same time consistently deliver high production efficiencies. We cannot guarantee that we will be able to do so. Some of the components of the i-STAT System are custom-made by only a few outside vendors. We may not be able to meet the demand for our products if one or more of these vendors could not supply us with the needed components or components which meet our specifications. We have experienced manufacturing problems because of vendor or component issues. Our Kanata, Ontario facility is the only cartridge manufacturing facility, and our East Windsor, New Jersey facility is the only facility where our hand-held analyzers are manufactured. If either facility were damaged or closed due to fire or other causes, it would very negatively impact our business.

WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE AND THESE FUNDS MAY NOT BE AVAILABLE TO US. We expect our existing funds to be sufficient to meet our obligations and our liquidity and capital requirements for the foreseeable future. However, numerous factors may change this expectation, including manufacturing difficulties, arbitration and litigation outcomes, and the continuation or termination of the Abbott alliance. In the long-term, it is possible that we will need additional financing before our operations are profitable enough to enable us to fund additional product development and increase manufacturing capacity to meet anticipated product demand. We have no commitments for any additional financing and we cannot assure investors that any such commitment could be obtained on favorable terms, if at all. Affiliates of Cerberus Capital Management, L.P. (collectively, "Cerberus"), which hold all of the Company's Series D Redeemable Convertible Preferred Stock (the "Series D Stock"), have a right of first refusal with respect to certain future financings. This right of first refusal may inhibit our ability to obtain needed financing from third parties or negatively affect the financing terms available (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Any additional equity financing may cause dilution of our current stockholders, and any debt financing may require restrictions on our right to declare dividends or on other aspects of our business.


WE MAY NOT BE SUCCESSFUL IN DEFENDING OUR PROPRIETARY RIGHTS OR PROPRIETARY RIGHTS CLAIMS MADE BY OTHERS. Our commercial success depends partly upon our trade secrets, know-how, trademarks, patents and other proprietary rights. We actively seek patent protection for our proprietary technology in the United States and internationally, but we cannot guarantee that third parties will not challenge our patents or that they will not be invalidated or designed around or that they will provide a commercially significant level of protection. We cannot guarantee that any pending patent applications or applications filed in the future will result in a patent being issued to us. Furthermore, once issued, a patent is not always valid or enforceable, and a patent holder may still infringe the patent rights of others. If our key patents are invalidated or expire, this could lead to increased competition and would adversely affect our business. In addition, we may be found to have infringed the proprietary rights of others or may be required to respond to patent infringement claims and may have to litigate to determine the priority of inventions. We settled the patent infringement lawsuit brought against us by Nova Biomedical Corporation, but agreed to continue to pay royalties to it for as long as our product continues to use the technology covered by its patent. We believe that our products no longer utilize the covered technology; however, Nova Biomedical Corporation disagrees and has filed for an arbitration in order to determine whether we continue to owe such royalties. We may not be successful in that arbitration. Litigation may be necessary to enforce our patents, trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. The defense or prosecution of intellectual property proceedings is costly and a diversion of our management resources. A determination against us could be very costly and/or require us to seek licenses from third parties, which may not be available on commercially reasonable terms, if at all. Furthermore, we can provide no assurances that we will be able to maintain the confidentiality of our trade secrets or know-how or that others may not develop or acquire trade secrets or know-how that are similar to ours.


WE COMPETE AGAINST LARGER, STRONGER ENTITIES THAT SELL MORE ESTABLISHED BLOOD ANALYSIS PRODUCTS. Our success depends on our ability to establish and maintain a competitive position in the blood analysis market. We expect that manufacturers of conventional blood analysis products used in clinical laboratories will compete intensely to maintain their markets and revenues. Some of these manufacturers currently offer products that many perceive to be less expensive to operate and which include a broader range of tests than the products we offer and expect to offer. We can provide no assurances that competitive pressures will not result in price reductions of our products, which could adversely affect our profitability. In addition, health care providers may choose to maintain their current method of blood testing. We also face competition from manufacturers of other blood analyzers intended for point-of-care use. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than ours. Our products may become obsolete or non-competitive if rapid technological changes or developments occur. We need to continue to make substantial investments in and commit significant resources to product improvement and development in order to stay competitive and successfully introduce new products. We can provide no assurances that we will have the resources necessary to make such investments. If we do have the required resources, we can provide no assurances that we will be able to respond adequately to technological or market changes.


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


THERE ARE VARIOUS OPERATIONAL AND FINANCIAL RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS. In recent years, we have experienced substantial sales growth in international markets and expect to continue to expand our product distribution internationally. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, and potentially adverse tax consequences. In addition, it may be difficult for us to enforce and collect receivables through a foreign country's legal system and to protect our intellectual property in foreign countries. International sales are invoiced and settled in U.S. dollars. However, the cartridge price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies. This is because the international cartridge price is based on the price paid by customers in local currencies. When the values of foreign currencies change with respect to the U.S. dollar, the price changes due to the foreign exchange conversion of local currency prices. However, price reductions may be limited by guaranteed minimum prices established for each cartridge. We cannot assure investors that one or more of these factors will not have a material and adverse effect on our international business opportunities.


In addition, our cartridge manufacturing takes place at our wholly-owned subsidiary in Kanata, Ontario. Most of the expenses associated with producing the cartridges are incurred in Canadian Dollars. If there is a significant change in the exchange rate between the Canadian Dollar and the U.S. Dollar, it could have a material impact on our cost of products sold, our results of operations, and our cash flows from operations.


DUE TO ANTITAKEOVER PROVISIONS THERE MAY BE ISSUES ASSOCIATED WITH THE MARKETABILITY OF THE COMPANY'S COMMON STOCK. Our Certificate of Incorporation and Bylaws, Stockholder Rights Plan, and our agreements with Abbott and Cerberus contain provisions, which may have the effect of delaying, deferring or preventing a change in control of the Company without further action by our stockholders. In addition, certain of these provisions may discourage bids for the Common Stock, may adversely affect the market price of the Common Stock, and may affect the voting and other rights of holders of Common Stock and may discourage takeover attempts not first approved by the Board of Directors (including takeovers which certain stockholders may deem to be in their best interests). We will be subject to Section 203 of the Delaware General Corporate Law which generally imposes restrictions upon certain acquirers and their affiliates and associates of 15% or more of our Common Stock.


MANAGEMENT AND SIGNIFICANT STOCKHOLDERS CAN EXERCISE INFLUENCE OVER THE COMPANY. As of March 1, 2002, directors, executive officers and principal stockholders of the Company beneficially owned approximately 48% of our outstanding voting securities. In addition, Cerberus is entitled to appoint one person to the Company's Board of Directors for so long as it holds 10% of the outstanding securities of the Company on a fully diluted basis. As a result, these stockholders, individually and/or acting together may be able to influence the outcome of stockholder votes. Examples of stockholder votes include those for the election of directors, changes in our Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale of all or substantially all of our assets. Cerberus also has the right to approve certain of these transactions. If we receive certain information relating to an offer for our voting securities of all or substantially all of our assets, we must provide notice to Abbott. Furthermore, our exclusive product distribution arrangement with Abbott could discourage a third party from making any such offer.


THE COMPANY'S STOCK PRICE IS VOLATILE AND INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. The market price of our Common Stock has fluctuated significantly and as a result, it has been described as "volatile." Future announcements concerning the Company or its competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of our Common Stock. A significant percentage of our Common Stock is held by institutional investors. Among others, our strategic partner Abbott owns approximately 10.0% of our outstanding voting securities, and in 2001 we completed two financings that resulted in John Hancock Advisers Inc. and Cerberus increasing their beneficial ownership to 13.1% and 14.99% of our outstanding voting securities, respectively. Absent current restrictions barring certain conversions and exercises by Cerberus described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", Cerberus' current holdings would represent 26.7% of our outstanding voting securities. The lifting of these restrictions is not entirely within the control of the Company. The decision by any of these investors to sell all or a substantial portion of their holdings could have an adverse impact on the market price of our Common Stock. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations, which may adversely affect the market price of our Common Stock. Some of these fluctuations have particularly affected high technology companies and they have often been unrelated to the operating performance of such companies. In addition, general economic, political and market conditions may also adversely affect the market price of our Common Stock. We cannot provide any assurances that the trading price of our Common Stock will remain at or near its current level.


WE ARE SUBJECT TO INTENSE GOVERNMENT REGULATION. Our industry is highly regulated. The governments of the United States and other countries extensively regulate the manufacture and sale of medical diagnostic devices intended for commercial use. For example, United States commercial sales of medical diagnostic devices require FDA clearance before selling may commence. Obtaining FDA and other required regulatory clearances can be time-consuming, expensive and uncertain. After any clearances, we remain subject to pervasive regulation and inspection for compliance with regulatory requirements. We may also need to obtain FDA clearance for any other new products we are able to develop or acquire, and we cannot guarantee that we will be able to do so. In addition, the FDA could change the classification regarding our existing products and we may at some time in the future also have to comply with mandatory performance standards or other "special controls" to keep our products in commercial distribution. We cannot predict whether such additional standards or controls will ever be enacted, or what impact the enactment of such standards or controls might have on our ability to produce and sell our products. If we do not obtain all necessary regulatory clearances for any new products, or maintain clearance on our current products, our ability to generate sales will materially suffer.


ITEM 2. PROPERTIES

The Company's principal cartridge manufacturing facilities are located in Kanata, Ontario, Canada, where it leases a 53,802 square foot building for a term expiring in December 2010. The Company also leases 43,054 square feet in an adjoining building for a term expiring in February 2004, subject to, at the Company's option, renewal for one five-year term. The Company leases executive offices and instrument manufacturing space in East Windsor, New Jersey, where it occupies a 37,474 square-foot facility. The East Windsor lease expires in September 2003, subject to, at the Company's option, renewal for one five-year term. The Company also leases 5,950 square feet of warehouse space in Jamesburg, New Jersey. The Jamesburg lease expires in October 2003.


ITEM 3.  LEGAL PROCEEDINGS

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation's ("Nova") U.S. Patent No. 4,686,479 (the "Patent"). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company's resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a license agreement and a settlement agreement under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova. On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company's products determine hematocrit are covered under the Patent and the license agreement. Nova is seeking royalties from July 1, 2001 to date. If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $0.6 million in respect of products sold through December 31, 2001. The Company plans to defend this matter vigorously.

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

                               EXECUTIVE OFFICERS


The executive officers of the Company and their respective ages and positions with the Company are as follows:

WILLIAM P. MOFFITT

Age 55. Mr. Moffitt is the President and Chief Executive Officer of the Company. He has held various offices since he joined the Company as Executive Vice President in July 1989. He has served as Chief Executive Officer of the Company since February 1993, as President since November 1991 and as a director since May 1990. From 1985 to 1989, Mr. Moffitt was President of the Physician Diagnostics Division of Baxter Healthcare Corp., a diversified health care company. Mr. Moffitt holds a B.S. from Duke University. Mr. Moffitt is a director of a private company called Genomic Profiling Systems ("GPS"). GPS develops and commercializes proprietary technologies for detecting cellular, viral and molecular targets in order to address existing needs in industrial microbiology and point-of-care diagnostics.

NOAH J. KROLOFF

Age 39. Mr. Kroloff is the Vice President of International Sales and Marketing and Corporate Development. He joined the Company in May 1994. From September 1990 to May 1994, he was a manager at McKinsey & Company, a leading management consulting firm, where he specialized in international alliances among medical products companies. Prior to joining McKinsey, he served in consulting and business development roles for several biotechnology companies and for Merck & Co., Inc. Mr. Kroloff holds an M.B.A. in finance and marketing from the MIT Sloan School of Management and a B.A. in general science from Brandeis University.

ROGER J. MASON

Age 53. Mr. Mason has served as Vice President of Finance, Treasurer and Chief Financial Officer since he joined the Company in July 1996. From October 1994 to June 1996, he was Vice President, Finance and Treasurer, and Chief Financial Officer at Concurrent Computer Corporation, a publicly held, leading worldwide supplier of networked and distributed, high performance, real time, fault-tolerant computing systems. From April 1991 to October 1994, Mr. Mason served as Chief Financial Officer and Treasurer at Integral Peripherals Inc., a disk drive manufacturer. From 1981 to 1991, he held senior executive positions at Maxtor Corporation, a publicly held disk drive manufacturer, MiniScribe Corporation, a publicly held disk drive manufacturer whose assets were acquired by Maxtor Corporation, and Ironstone Group, Inc., a publicly held holding company. His experience also includes public accounting with Coopers & Lybrand and Honey, Perriam & Company. He is a fellow of the Institute of Chartered Accountants in England and Wales.

MICHAEL P. ZELIN

Age 41. Mr. Zelin is the Executive Vice President and Chief Technology Officer of the Company. He served as Senior Vice President, Research and Development, from February 1999 to January 2001. From March 1992 to January 1999, he served as Vice President of Systems Development. Since joining the Company in February 1986 he has held various technical positions including Manager and Director of Systems Engineering, and has contributed to nine of the Company's U.S. patents or patents pending.

Executive officers of the Company are elected by the Board of Directors of the Company.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


MARKET INFORMATION

The Company's Common Stock is traded on the Nasdaq National Market System ("Nasdaq") under the symbol "STAT". The following table sets forth for the periods indicated the range of high and low trading prices for the Company's Common Stock as reported on Nasdaq.


2001                                                    High      Low
------------------------------------------------------------------------
First Quarter......................................    $ 26.44   $16.56
Second Quarter.....................................    $ 19.75   $12.90
Third Quarter......................................    $ 14.74   $ 5.17
Fourth Quarter.....................................    $  9.35   $ 5.25

2000                                                    High      Low
------------------------------------------------------------------------
First Quarter......................................    $ 19.38   $11.63
Second Quarter.....................................    $ 18.69   $10.13
Third Quarter......................................    $ 23.31   $16.63
Fourth Quarter.....................................    $ 26.50   $17.50

HOLDERS

There were approximately 360 registered holders of the Company's Common Stock of record as of March 1, 2002.


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


DIVIDENDS

Except for the Rights, the Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future. In addition, as a result of the Series D Stock financing described in greater detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company must have the consent of the holders of the Series D Stock before any dividend can be declared on the Common Stock.

In addition, the holders of the Series D Stock are entitled to receive a cumulative dividend equal to 8% of the Series D Stock's liquidation preference, payable quarterly. The liquidation preference is equal to the Series D Stock stated value of $30.0 million plus any accrued and unpaid dividends. The dividends may be paid in cash, or they may be accrued and added to the liquidation preference, becoming payable in cash upon redemption or payable in Common Stock upon conversion of the Series D Stock. During the periods that the Common Stock trades at or above $15.00 per share for 45 consecutive trading days, the dividend rate will be reduced to 2%, and if during subsequent periods the Common Stock trades below $10.00 per share for 45 consecutive trading days, the dividend rate will adjust back to

 8%. A dividend of approximately $0.1 million for the period of time the Series D Stock was outstanding in December 2001 has been accrued and is shown on the face of the Consolidated Statement of Operations below the "Net loss".


SALES OF UNREGISTERED SECURITIES

On December 12, 2001, the Company completed the private placement of Series D Stock and related Warrants to purchase Common Stock to institutional investors, which is described under "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The resale of the shares of Common Stock underlying the Series D Stock and Warrants issued in this transaction, were registered with the Securities and Exchange Commission on Form S-3 (File No. 333-76934), which was declared effective on February 4, 2002.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere in this Report. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

IN THOUSANDS OF DOLLARS,
EXCEPT SHARE AND PER SHARE DATA                                            Years Ended December 31,
-------------------------------------------------------------------------------------------------------------------
                                               2001           2000            1999           1998           1997
Statement of Operations Data:
Net revenues..........................        $58,832        $ 55,037        $45,225        $39,101         $37,840
Cost of products sold.................         48,108          40,951         36,401         30,664          30,962
Research and development..............          8,040           7,944          7,506          7,281           6,721
General and administrative............          7,182           6,983          7,264          7,152           5,761
Sales and marketing...................          9,043           7,784          8,293         12,956          13,020
Litigation settlements................         10,491           1,500             --             --              --
Write-down of certain fixed assets....          1,124              --             --             --              --
Consolidation of operations...........             --              --             70          1,115              --
Operating loss........................        (25,156)        (10,125)       (14,309)       (20,067)        (18,624)
Other income, net.....................            795           1,763          1,507          1,672           1,651
Loss before income taxes..............        (24,361)         (8,362)       (12,802)       (18,395)        (16,973)
Income tax benefit....................         (1,141)           (867)            --             --              --
Net loss..............................        (23,220)         (7,495)       (12,802)       (18,395)        (16,973)
Accretion of Preferred Stock..........         (1,734)             --             --             --              --
Dividends of Preferred Stock..........           (133)             --             --             --              --
Net loss available to Common
Stockholders..........................        (25,087)         (7,495)       (12,802)       (18,395)        (16,973)
Basic and diluted net loss per share
available to Common Stockholders......         ($1.33)         ($0.43)        ($0.83)        ($1.32)         ($1.38)
Shares used in computing basic and
diluted net loss per share available to
Common Stockholders...................     18,920,956      17,512,083     15,475,893     13,912,175      12,358,828


IN THOUSANDS OF DOLLARS                                                As of December 31,
-------------------------------------------------------------------------------------------------------------------
                                              2001            2000            1999           1998           1997
Balance Sheet Data:
Cash and cash equivalents ............        $43,112         $19,536        $25,575        $38,390         $32,914
Working capital.......................         48,082          21,521         31,958         44,605          38,697
Total assets..........................         75,889          59,934         58,124         68,906          59,170
Accumulated deficit...................       (220,185)       (196,965)      (189,470)      (176,668)       (158,273)
Total stockholders' equity............        $34,604         $41,052        $44,663        $54,660         $53,045

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BACKGROUND AND OVERVIEW

The Company, which was incorporated in Delaware in 1983, together with its wholly-owned subsidiary, i-STAT Canada Limited, develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic information at the point of patient care. The Company's current products, known as the i-STAT(R) System, consist of portable, hand-held analyzers and single-use disposable cartridges, each of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user's point-of-care testing program and to the user's information systems for billing and archiving.

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite(R) ACT (activated clotting time), arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company is currently developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time ("aPTT"), and prothrombin time ("PT"). Assuming timely regulatory approvals, the Company expects to begin commercial introduction of the kaolin ACT and PT tests during the second half of 2002. The Company also is conducting research and development on cardiac marker tests. In the fourth quarter of 2000, the Company introduced the i-STAT(R) 1 Analyzer. The i-STAT 1 Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense(R) glucose strips on one integrated hand-held device. The i-STAT 1 Analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a central data management system developed by the Company, enhances the customer's ability to centrally manage a widely distributed point-of-care testing program.

Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company ("HP") and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories ("Abbott"), which, among other things, since November 1, 1998, has altered significantly the manner in which the Company markets and sells its products worldwide. The majority of the Company's revenues are now derived from Abbott. See "Alliance with Abbott Laboratories", below, for a description of the Company's agreements with Abbott.


RESULTS OF OPERATIONS

The Company generated total net revenues of approximately $58.8 million, $55.0 million and $45.2 million in 2001, 2000 and 1999, including international revenues (as a percentage of worldwide revenues) of $14.6 million (24.9%), $15.1 million (27.5%) and $13.8 million (30.5%), respectively. Total net revenues from Abbott represented approximately 84.3%, 83.5% and 78.5% of the Company's worldwide total net revenues for 2001, 2000 and 1999, respectively.

The $3.8 million (6.9%) increase in total net revenues from 2000 to 2001 was primarily due to the increased sales volume of the Company's cartridges and sales of the i-STAT 1 Analyzer which was introduced in December 2000, partially offset by the elimination of research and development reimbursements from Abbott during 2001. Cartridge sales volume increased 20.4% to 11,835,075 units in 2001 from 9,829,225 units in 2000. Increased cartridge revenue from the increase in sales volume was partially offset by a decrease in worldwide average selling prices per cartridge from $3.69 in 2000 to $3.38 in 2001. The decrease in worldwide average selling prices is primarily a function of the pricing arrangements under the strategic alliance with Abbott, which produces lower average selling prices as volume increases, and the impact of discounting by Abbott to its customers in the United States. For the foreseeable future, cartridge average selling prices are expected to continue to decline because of the product pricing arrangements applicable under the strategic alliance between the Company and Abbott. (See "Alliance with Abbott Laboratories".) Worldwide analyzer sales volume increased 1.4% to 4,371 units in 2001 from 4,311 units in 2000. Worldwide analyzer revenue increased 19.9% in 2001 primarily because of sales of the new, higher priced i-STAT 1 Analyzer.

During 2001, the Company did not receive any research and development reimbursements from Abbott. The Company had received approximately $2.7 million of research and development reimbursements from Abbott in 2000.

The $9.8 million (21.7%) increase in total net revenues from 1999 to 2000 was primarily due to increased shipment volume of the Company's cartridges, reflecting higher cartridge consumption by existing hospital users and the addition of new hospital users. Cartridge shipments increased 23.8% to 9,829,225 units in 2000 from 7,941,115 units in 1999. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $3.84 to $3.69 in the same periods. Total net revenues in 2000 and 1999 also include approximately $3.6 million ($2.7 million of research and development reimbursements and $0.9 million of sales and marketing reimbursements) and $2.4 million ($1.7 million of research and development reimbursements and $0.7 million of sales and marketing reimbursements), respectively, from Abbott.

The manufacturing costs (as a percentage of product sales) associated with product sales in 2001, 2000 and 1999 were approximately $48.1 million (83.7%), $41.0 million (79.7%) and $36.4 million (85.0%), respectively. Cost of products sold as a percentage of product sales generally decreases with increased shipment volume of the Company's cartridges and improvements in manufacturing productivity and yields. However, despite an increase in shipment volume, cost of products sold as a percentage of product sales were higher in 1999 due to manufacturing process problems. The Company took a charge in the second and third quarters of 1999 totaling $2.1 million to write-off inventory caused by quality problems with material supplied by a vendor. The Company generated higher than normal manufacturing efficiency gains in the third quarter of 1999 in rebuilding its inventory, which had a favorable, and partially offsetting impact on cost of products sold, as a percentage of product sales. The Company experienced a second manufacturing problem in the fourth quarter of 1999, also caused by defective material from the same supplier, which resulted in a write-off of approximately $0.9 million of work-in-process inventory and a reduced level of production. Reduced levels of production and higher than normal scrap levels continued into the first quarter of 2000. Cost of products sold, as a percentage of product sales, subsequently improved during 2000 due to the rebuilding of cartridge inventories, which caused fixed manufacturing costs to be spread over a larger number of product units and improvements in cartridge production yields. In 2001, despite an increase in shipment volume, manufacturing costs as a percentage of product sales increased primarily as a result of lower average selling prices per unit and a charge of $1.7 million recorded in the fourth quarter of 2001, which was related to the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate. Although this matter has been resolved, the Company does expect to incur an additional charge of approximately $1.6 million in the first quarter of 2002 for product that was produced in 2002.

The Company incurred research and development expenses (as a percentage of total net revenues) of approximately $8.0 million (13.7%), $7.9 million (14.4%) and $7.5 million (16.6%) in 2001, 2000 and 1999, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary to conduct new product development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company's development objectives and the success of its development programs. Revenues from Abbott of approximately $2.7 million and $1.8 million for research and development activities are included in net revenues in 2000 and 1999, respectively. There were no research and development revenues from Abbott in 2001 and Abbott currently is not funding any of the Company's research and development programs.

The Company incurred general and administrative expenses (as a percentage of total net revenues) of approximately $7.2 million (12.2%), $7.0 million (12.7%) and $7.3 million (16.1%) in 2001, 2000 and 1999, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company's infrastructure.

The Company incurred sales and marketing expenses (as a percentage of total net revenues) of approximately $9.0 million (15.4%), $7.8 million (14.1%) and $8.3 million (18.3%) in 2001, 2000 and 1999, respectively. Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, business development and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The increase in 2001 is primarily related to an increase in sales and marketing personnel. Included in revenues are amounts reimbursed by Abbott for services performed by the implementation coordinators, approximating $0.9 million, $0.9 million and $0.7 million in 2001, 2000 and 1999, respectively. Each of the Company and Abbott have the right to terminate the alliance at the end of 2003, if either party gives twelve months notice at the end of 2002. The alliance may be extended, as described below (see "Alliance with Abbott Laboratories"). The Company is currently evaluating Abbott's performance, and may not continue the alliance after 2003. Consequently, sales and marketing expenses may increase significantly in 2002 and 2003 as the Company begins to rebuild the infrastructure necessary to assume primary responsibility for sales and marketing activities.

Investment income was approximately $0.9 million, $1.6 million and $1.5 million in 2001, 2000 and 1999, respectively. The changes in investment income primarily reflect changes in the level of cash and cash equivalent balances and interest rates.

In the fourth quarter of 2001, the Company incurred a charge of $1,124,000 related to the write-down of certain fixed assets located at the Company's Canadian facility, which were associated with certain projects that had not been completed. The write-down is a result of the Company's decision not to pursue certain projects as lower cost alternative methods were found. The carrying values of the assets have been reduced to their net realizable values, which is based on their estimated sales price less any selling costs.

In 2001 and 2000, the New Jersey Economic Development Authority approved the Company's application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the "Program"). During the fourth quarters of 2001 and 2000, the Company recognized $1,141,000 and $867,000, respectively, from the sale of these tax benefits. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. There is no guarantee that the Company will qualify for this Program in the future or that the Program will not be terminated by the State of New Jersey. At December 31, 2001, the Company had net operating loss carryforwards of approximately $102,510,000 for New Jersey income tax purposes, which expire in varying amounts through 2008.

In 2001, the Company recorded accretion of Preferred Stock of approximately $1,734,000 and dividends on Preferred Stock of approximately $133,000. The accretion of Preferred Stock relates to the issuance by the Company of Series C Redeemable Convertible Preferred Stock (the "Series C Stock") in August 2001, which was subsequently redeemed in December 2001, and the issuance of Series D Redeemable Convertible Preferred Stock (the "Series D Stock") in December 2001. Both the Series C Stock and the Series D Stock were initially recorded at their relative fair values and net of allocated issuance expenses. The accretion recorded by the Company reflects the amortization of the difference between the net fair value and the redemption (or stated) value of such stock. The Company recorded the Series C Stock, related Warrants and Common Stock issued in the transaction at their net relative fair values of $18.8 million, $3.0 million and $11.0 million, respectively, which were determined by an independent, third party appraisal firm and were net of aggregate issuance expenses of $1.3 million. The Series C Stock was accreted from its net relative fair value on the date of issuance of approximately $18.8 million to its redemption value on November 29, 2001 of approximately $20.5 million. The resulting accretion of approximately $1.7 million is shown as Accretion of Preferred Stock below the net loss in the Company's 2001 Consolidated Statements of Operations. The Company recorded the Series D Stock and the Warrants to purchase Common Stock (the "Series D Warrants") issued in the transaction at their net relative fair values of $25.2 million and $2.5 million, respectively, which were determined by an independent, third party appraisal firm and were net of aggregate issuance expenses of $2.3 million. The Series D Stock is being accreted over a period of ten years from its net relative fair value on the date of issuance of approximately $25.2 million to its stated value of $30.0 million. The resulting accretion of $0.036 million is shown below net loss in the Company's 2001 Consolidated Statements of Operations.

In addition, the Series D Stock carries a dividend. The Company recorded a dividend at its fair value of approximately $133,000 for the period the Series D Stock was outstanding during December 2001. The dividend was not paid in cash, but was accrued and added to the liquidation preference of the Series D Stock. The dividend is either accrued or payable in cash quarterly, at the option of the Company. Also included in the accretion of Preferred Stock is a $3.7 million charge recorded in the third and fourth quarters of 2001 relating to the beneficial conversion feature associated with the Series C Stock. This $3.7 million charge was subsequently reversed in December 2001 as a result of the Company's redemption of the Series C Stock on December 6, 2001.

In January 1998, the Company decided to consolidate all its cartridge assembly operations in its manufacturing facility in Ontario, Canada. In order to facilitate this move, the Company relocated its cartridge assembly operation from Plainsboro, New Jersey, to its manufacturing facility in Ontario, Canada. The relocation of cartridge assembly commenced in June 1998 and was completed in April 1999. As a result of this consolidation of operations, 66 employees in the cartridge assembly operations were notified during the first quarter of 1998 that their employment would be terminated. In addition, the Company's lease for its instrument operations, engineering, customer support, selected research and development, marketing and administrative facility in Princeton, New Jersey, expired in September 1998. The Company relocated these activities to a 37,474 square foot leased facility in East Windsor, New Jersey. The product distribution operations formerly located in the Company's Plainsboro, New Jersey facility were relocated to the Company's East Windsor, New Jersey facility in early 1999. The charge to earnings in 1998 for these relocations, including severance and retention payments to affected employees of $1.0 million, for the physical move of equipment, rent and utilities on the unoccupied Plainsboro facility until that lease expired in February 1999, and for miscellaneous costs was approximately $1.1 million. An additional charge to earnings of approximately $0.1 million occurred in 1999. Retention payments were charged to expense over the retention period.

Net loss available to Common Stockholders in 2001 increased to approximately $25.1 million, or $1.33 per share, from approximately $7.5 million, or $0.43 per share in 2000. Net loss in 2000 decreased to approximately $7.5 million or $0.43 per share, from approximately $12.8 million or $0.83 per share in 1999. The weighted average number of shares used in computing basic and diluted net loss per share was 18.92 million, 17.51 million and 15.48 million in 2001, 2000 and 1999, respectively. The increases in the weighted average number of shares primarily reflect the conversion of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock in March 2000, the issuance of 1,480,000 shares of Common Stock in August 2001, and the exercise of employee stock options in each year. The weighted average shares used in computing the basic losses per share do not include any potentially dilutive instruments, such as options, warrants or Convertible Preferred Stock, as such inclusion would be anti-dilutive (i.e., decrease the net loss per share).

The principal factors contributing to the large increase in net loss from 2000 to 2001 were the absence of Abbott research and development reimbursements discussed previously (a $2.7 million difference); the decrease in average selling prices for cartridges sold through Abbott; increases in manufacturing costs (also discussed previously); and $10.5 million in payments made by the Company in settlement of the intellectual property litigation discussed below.


CONTINGENCIES

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation's ("Nova") U.S. Patent No. 4,686,479 (the "Patent"). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company's resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a license agreement and a settlement agreement under which the Company agreed to pay Nova approximately $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). The Company has commercialized products that determine hematocrit levels using a method that was not used by the

Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova. On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company's products determine hematocrit are covered under the Patent and the license agreement. Nova is seeking royalties from July 1, 2001 to date. If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and $0.6 million in respect of products sold through December 31, 2001. The Company plans to defend this matter vigorously.

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

The Company and Abbott are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume. This disputed item relates to different interpretations of certain terms of the Distribution Agreement between Abbott and the Company. If this disagreement is not resolved amicably, under the Distribution Agreement between the Company and Abbott it must be resolved through binding arbitration. Management of the Company believes that Abbott's position on this issue in dispute is without merit and that, in the event that this issue is resolved through arbitration, the Company will not incur any additional liability to Abbott. The disagreement regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume over the past three years is approximately $1.0 million at December 31, 2001, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company's cost of goods sold would increase by up to the amount in dispute. Such adjustment would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had cash and cash equivalents of approximately $43.1 million, an increase of approximately $23.6 million from the December 31, 2000 balance of approximately $19.5 million. The increase primarily reflects the receipt of approximately $42.1 million, net, from several financing activities, including the private placement of 1,480,000 shares of Common Stock and 30,000 shares of Series D Stock; and from employee stock option exercises. In January 2001, the Company also received $5.2 million from Abbott representing the fourth and final installment of prepayments against future incremental cartridge sales (as defined in the Distribution Agreement with Abbott). The increase in cash from financing activities was offset by approximately $13.7 million of cash used in operating activities (net of the receipt of $5.2 million from Abbott in January 2001) and equipment purchases of approximately $4.5 million. Working capital increased by approximately $26.6 million from $21.5 million to $48.1 million during 2001. Changes in working capital during the year primarily reflect the increase in cash and cash equivalents of $23.6 million, a reduction of approximately $2.0 million in inventories, an increase of $1.1 million in other current assets due to the timing of the receipt of cash related to the sale of New Jersey State income tax benefits under the Program, and a decrease in current deferred revenue of $10.1 million related to the incremental cartridge sales prepayment earned by Abbott in 2001, offset by an increase of approximately $6.5 million in the net amount of related party accounts payable and accounts receivable.

During the first quarter of each year under the Abbott Distribution Agreement, the Company and Abbott conduct a reconciliation of the annual prepayments made by Abbott against future incremental cartridge sales. The reconciliation for 2001 resulted in a credit due to Abbott of approximately $10.2 million. As a result of this credit due to Abbott at December 31, 2001, the net balance is a liability in the amount of $2.7 million (comprised of gross receivables of $7.5 million offset by a credit balance owed to Abbott of $10.2 million) and is classified as "Accounts payable to related party" within short-term liabilities.

The Company expects its existing cash and cash equivalents to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future. However, numerous factors may change this expectation, including the results of its marketing and sales activities, its new product development efforts, manufacturing difficulties, manufacturing efficiencies and plant expansion plans, competitive conditions and long-term strategic decisions (including the continuation or termination of the Abbott alliance). The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities. The Company does not have any debt or capital leases.

On March 16, 2000, Agilent Technologies, Inc. converted and sold its holding of 2,138,702 shares of the Company's Series B Preferred Stock (formerly held by Hewlett-Packard Company) into 2,138,702 shares of Common Stock and accordingly, is no longer a related party for financial statement purposes.

At December 31, 2001, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $184.3 million, which expire in varying amounts through 2021. The timing and manner in which the operating loss carryforwards are utilized in any year by the Company may be limited by
Section 382 of the Internal Revenue Code. Given that significant uncertainty exists regarding the realizability of the Company's deferred tax assets, a full valuation allowance is recorded.

International sales are invoiced and paid in U.S. dollars. However, the cartridge price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies because the price paid by customers to the Company's partners is set in local currencies. When the value of foreign currencies changes with respect to the U.S. dollar, the price paid by the Company's partners to the Company changes due to the foreign exchange conversion of local currency prices. However, price reductions may be limited by guaranteed U.S. dollar minimum prices established for each cartridge.

The Company's cartridge manufacturing is conducted through i-STAT Canada. Most manufacturing labor and overhead costs of this subsidiary are incurred in Canadian dollars, while some raw material purchases are made in U.S. dollars. The Canadian operation is primarily funded by payments in U.S. dollars made by the U.S. parent Company for cartridges purchased for resale to its customers. In 2001, the accumulated other comprehensive loss related to foreign currency translation increased by approximately $1.1 million to approximately $2.4 million, and reflects the adjustment to translate the Canadian subsidiary's balance sheet to U.S. dollars at the December 31, 2001 exchange rate. Since most of the cartridge manufacturing expenses are incurred in Canadian dollars, the cost of products sold and therefore, the Company's consolidated results of operations and cash flows can be impacted by a change in exchange rates between the Canadian dollar and the U.S. dollar.

The impact of inflation on the Company's business has been minimal and is expected to be minimal for the near-term.


FINANCINGS CONCLUDED IN 2001

In August 2001, the Company closed a $34.1 million private placement with several institutional investors. In this financing the Company issued 1,480,000 shares of Common Stock at $9.218 per share, 20,464 shares of Series C Stock at $1,000 per share, and six year warrants to purchase up to 1,295,000 shares of Common Stock at $10.139 per share (the "Series C Warrants"). The Series C Warrants are callable by the Company if the closing price of the Company's Common Stock is greater than $16.50 for ten consecutive business days. If the Company calls the Series C Warrants, then the Company must issue replacement warrants of equal quantity at a strike price of $19.25 and with a term equal to the remaining term on the initial Series C Warrants.

At the time of issuance the Series C Stock was deemed to have a "beneficial conversion feature" because the conversion price of the Series C Stock would reflect a twelve percent discount to the fair market value of the Common Stock. The beneficial conversion feature was calculated on August 3, 2001, the commitment date, and was approximately $3.7 million. The beneficial conversion feature was accreted into the Series C Stock from the date of issuance through November 29, 2001.

In December 2001, the Company elected to redeem all outstanding shares of Series C Stock at their face value, thus leaving no Series C Stock outstanding. As a result of the redemption of the Series C Stock, approximately $20.5 million was returned to the holders and Series C Warrants representing 555,000 shares of Common Stock were cancelled. As a result of the redemption of the Series C Stock, the accretion related to the "beneficial conversion feature" of $3.7 million was reversed. Thus, the Company's 2001 Consolidated Statements of Operations does not include any accretion related to the "beneficial conversion feature" of the Series C Stock. In December 2001, as a result of the issuance of the Series D Stock (see below), and pursuant to applicable anti-dilution provisions, the Series C Warrants were adjusted from 740,000 shares of Common Stock at a strike price of $10.139 per share, to 937,857.5 shares at a strike price of $8.00 per share.

In December 2001, the Company closed a $30.0 million private placement with affiliates of Cerberus Capital Management, L.P. (collectively, "Cerberus"). In this financing, the Company issued 30,000 shares of Series D Stock with a stated value of $1,000 per share and an 8% preferential dividend and six-year warrants to purchase up to 937,500 shares of Common Stock at $8.00 per share (the "Series D Warrants"). The Series D Stock is mandatorily redeemable in December 2011 and may be redeemed by the Company any time after December 2007 (at a price equal to the stated value plus accrued and unpaid dividends). The Series D Stock may be converted into Common Stock at the holders' option at a conversion price of $8.00 per share of Common Stock, subject to certain ownership level restrictions described below and subject to customary anti-dilution protection adjustments. At the closing of the issuance of Series D Stock, such shares were convertible into 3.75 million shares of the Company's Common Stock without giving effect to the ownership level restrictions. This number increases to the extent that the Company elects to accrue the dividend.

No holder of the Series D Stock and Series D Warrants may convert or exercise its securities into shares of the Company's Common Stock if after the conversion, such holder, together with any of its affiliates, would beneficially own over the ownership limitation percentage set by the Company, initially 14.99%. Under certain circumstances, the restrictions for Cerberus may be eased so that it will be entitled to convert or exercise its securities into shares of Common Stock if after the conversion it does not beneficially own in excess of 34% of the outstanding shares of the Company's Common Stock. These restrictions are eased as certain restrictions on Abbott's ownership levels ease or terminate. Absent these limitations, Cerberus' current ownership would represent the right to acquire approximately 26.7% of the outstanding voting securities of the Company at December 31, 2001. These limitations do not prevent the holders from acquiring and selling shares of the Company's Common Stock within these limitations. Cerberus is entitled to appoint one person to the Company's Board of Directors for so long as it holds 10% of the outstanding securities of the Company on a fully diluted basis.

Holders of the Series D Stock have a right of first refusal to participate in certain financings proposed to be consummated by the Company for so long as such holders hold at least 15% of the fully diluted securities of the Company outstanding immediately after the closing of the Series D financing.

Holders of the Series D Stock are entitled to receive a cumulative dividend of 8% of the liquidation preference, payable quarterly. The dividends may be paid in cash, or accrue and be added to the liquidation preference, becoming payable in cash upon redemption or payable in Common Stock upon conversion. During the periods that the Common Stock trades at or above $15.00 per share for 45 consecutive trading days, the dividend rate will be reduced to 2%, and if during subsequent periods the Common Stock trades below $10.00 per share for 45 consecutive trading days, the dividend rate will adjust back to 8%.

At December 31, 2001, the liquidation preference amount of the Series D Stock is $30.1 million, comprised of the stated value of $30.0 million plus accrued and unpaid dividends of approximately $0.1 million, and the Series D Stock is convertible into approximately 3.767 million shares of Common Stock at a conversion price of $8.00 per share of Common Stock.


ALLIANCE WITH ABBOTT LABORATORIES

On September 2, 1998, the Company and Abbott entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott. The primary objective of the Abbott alliance was to strengthen the Company's product marketing and distribution capability and accelerate the development of new products.

Under the Distribution Agreement, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's product sales to U.S. customers that were in place as of the inception of the Distribution Agreement (the "Base Business") at no profit to Abbott, and the Company and Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement against future incremental product sales. Such prepayments are amortized to revenue as incremental cartridges are sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5,000,000, $4,000,000, $10,800,000 and $5,200,000 were received in September 1998, January 1999, January 2000 and January 2001, respectively. Unamortized revenue relating to these prepayments in the amounts of $603,000 and $10,606,000 are included in deferred revenues, current at December 31, 2001 and 2000, respectively, and $4,991,000 is included in deferred revenues from related party, non-current at December 31, 2001. The $4,991,000 will be recognized in the Company's income if Abbott unilaterally terminates the Distribution Agreement. If the Company unilaterally terminates the Distribution Agreement without cause (as defined), the Company will be obligated to repay the $4,991,000 to Abbott upon termination of the Distribution Agreement.

The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement after December 31, 2001 if Abbott fails to achieve a three-year milestone minimum growth rate in sales of the Company's products in the U.S. covered by the Distribution Agreement. Abbott has advised the Company that it has reached the minimum three-year growth rate milestone and the Company agrees that the milestone has been met. If the Distribution Agreement is terminated, other than (i) by the Company for cause; or (ii) by Abbott, if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott (a) a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) an additional $4,991,000 of unamortized revenue related to the $25,000,000 in prepayments made by Abbott against incremental product sales, and (c) residual payments for five years following termination based on a declining percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. The Company expects that such payments would have a material impact on its cash flows and results of operations. The Company currently is evaluating whether or not to seek an extension of the Distribution Agreement after 2003. If the Distribution Agreement is terminated, the Company must take steps that it deems appropriate or necessary to resume primary responsibility for the marketing and sales of its products. This includes hiring additional marketing and sales personnel and allocating resources to this endeavor.

Under the terms of the Research Agreement, the Company is required to conduct research and develop products primarily to be commercialized by Abbott. Such research and development is to be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The Company and Abbott will jointly own the intellectual property that is developed during the course of work performed under the Research Agreement. In connection with this agreement, reimbursements from Abbott of $2,697,000 and $1,762,000 are included in net revenues in 2000 and 1999, respectively. There were no research and development reimbursements from Abbott in 2001 and Abbott is not currently funding any of the Company's research and development programs. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.

Under the Stock Purchase Agreement, Abbott purchased 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, at a price of $11.35 per share, resulting in net proceeds of $20,641,000. The Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.

The Standstill Agreement provides for limitations on Abbott's ability to purchase the Company's Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company's assets for a period of one year following the termination of the initial term of the Distribution Agreement.

THE FOREGOING DESCRIPTION OF THE ALLIANCE AGREEMENTS IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE ACTUAL TEXT OF SUCH AGREEMENTS, COPIES OF WHICH WERE FILED WITH THE COMMISSION AS EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

i-STAT's discussion and analysis of its financial condition and results of operations are based upon i-STAT's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires i-STAT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, i-STAT evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, contingencies and litigation. i-STAT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

i-STAT believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser and payment terms are fixed or determinable. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract. i-STAT values its inventory at the lower of cost or market. i-STAT reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with the Company's quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. i-STAT records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While i-STAT has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event i-STAT were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company establishes liabilities for litigation and contingencies when the matters become probable and the amount of the potential liability is reasonably estimable. The Company generally will consult with its outside legal counsel, assess the merits of the claim, evaluate the likelihood of an unfavorable outcome and consider the range of potential losses in reaching its conclusion.


RECENT ACCOUNTING PRONOUNCEMENTS

On June 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.

On June 20, 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 in the first quarter of 2002, as required. The Company is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on its financial position or the results of operations. The Company has never engaged in a business combination and as a result the Company has no goodwill in its Consolidated Balance Sheets.

On August 15, 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.

On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this Statement in 2001. The adoption of this Statement did not have an impact on the Company's financial position or results of operations.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure relates to foreign currency exchange risk (see discussion within "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations").


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


                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption "Election of Directors" of the Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the caption "Executive Compensation" of the Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included under the captions "Principal Stockholders" and "Election of Directors" of the Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption "Certain Transactions" of the Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Financial Statements and Schedules

(1) FINANCIAL STATEMENTS--THE FOLLOWING ARE INCLUDED IN ITEM 8:

                                                                                                            PAGE
                                                                                                            ----
Report of Independent Accountants.............................................................................33

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 2001...................................................................34

Consolidated Balance Sheets at December 31, 2001 and 2000.....................................................35

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 2001.............................................36

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 2001...................................................................37

Notes to Consolidated Financial Statements.................................................................38-53

(2) FINANCIAL STATEMENT SCHEDULES--THE FOLLOWING ARE INCLUDED IN ITEM 14(d):

Report of Independent Accountants.............................................................................54

Schedule II--Valuation and Qualifying Accounts................................................................55

Consolidated financial statement schedules not included in this Annual Report on Form 10-K have been omitted either because they are not applicable, not required or the equivalent information has been included in the consolidated financial statements and notes thereto or elsewhere herein.

(b) Reports on Form 8-K

    On December 7 and December 12, 2001, the Company filed current Reports on Form 8-K with regard to the Series D Convertible Preferred Stock financing.

    On April 1, 2002, the Company filed a current Report on Form 8-K with regard to adjustments to previously announced 2001 financial results contained in this Form 10-K and the acknowledgement by the Company that Abbott Laboratories had met the minimum three-year growth milestone.

(3) EXHIBITS:


EXHIBIT NO.        DESCRIPTION
-----------        -----------
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

(3.5)              Certificate of Designation, Preferences and Rights of Series
                   C Preferred Stock (Form 10-Q for the quarterly period ended
                   September 30, 2001)*

(3.6)              Certificate of Amendment to the Restated Certificate of
                   Incorporation (Form 10-Q for the quarterly period ended
                   September 30, 2001)*

(3.7)              Certificate of Designation, Preferences and Rights of Series
                   D Convertible Preferred Stock

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


** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

EXHIBIT NO.        DESCRIPTION
-----------        -----------
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

(10.51)**          Form of Executive Officer Restricted Share Agreement under
                   Equity Incentive Plan (Form 10-Q for fiscal quarter ended
                   March 31, 1999)*

(10.52)**          Form of Restricted Share Award Agreement with President and
                   Chief Executive Officer (Form 10-Q for fiscal quarter ended
                   March 31, 1999)*

(10.54)**          Form of Director Restricted Share Award Agreement*

(10.55)            Form of Agreement Relating to State of New Jersey Technology
                   Business Tax Certificate Program*

(10.56) Form of Settlement Agreement dated as of July 26, 2001 between the Company and Nova Biomedical Corporation (Form 8-K dated July 27, 2001)*

(10.57) Registration Rights Agreement, dated as of August 2, 2001, between Registrant and the Purchasers named therein (Form 8-K dated August 3, 2001)*

(10.58) Form of Warrant, issued as of August 2, 2001, to purchase shares of Common Stock of Registrant (Form 8-K dated August
                   3, 2001)*

(10.59) Securities Purchase Agreement, dated as of August 2, 2001, between the Registrant and the Purchasers named therein (Form
                   8-K dated August 3, 2001)*

(10.60) Securities Purchase Agreement, dated as of December 6, 2001, between the Registrant and the Purchasers named therein (Form
                   8-K dated December 7, 2001)*

(10.61) Form of Registration Rights Agreement between Registrant and the Purchasers named therein (Form 8-K dated December 7,
                   2001)*

(10.62) Form of Warrant issued to each of the Series D Stock investors to purchase Common Stock of Registrant (Form 8-K dated December 7, 2001)*

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

                               i-STAT CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


DESCRIPTION                                                                                                 PAGE
-----------                                                                                                 ----
Report of Independent Accountants.............................................................................33

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 2001.............................................................34

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................................35

Consolidated Statements of Changes in Stockholders' Equity
for each of the three years in the period ended December 31, 2001.............................................36

Consolidated Statements of Cash Flows for each of the
three years in the period ended December 31, 2001.............................................................37

Notes to Consolidated Financial Statements.................................................................38-53

                        Report of Independent Accountants


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF I-STAT CORPORATION:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of i-STAT Corporation and its subsidiary (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 26, 2002
                               i-STAT Corporation
                      Consolidated Statements of Operations


In thousands of dollars, except share and per share data               For the Years Ended December 31,
--------------------------------------------------------------------------------------------------------------------
                                                             2001                    2000                   1999
Net revenues:
    Related party product sales........................ $      48,650            $     42,419           $    35,456
    Third party product sales..........................         8,828                   8,972                 7,351
    Other revenues.....................................         1,354                   3,646                 2,418
                                                        -------------            ------------           -----------
       Total net revenues..............................        58,832                  55,037                45,225
                                                        -------------            ------------           -----------
Cost of products sold..................................        48,108                  40,951                36,401
Research and development...............................         8,040                   7,944                 7,506
General and administrative.............................         7,182                   6,983                 7,264
Sales and marketing....................................         9,043                   7,784                 8,293
Litigation settlement..................................        10,491                   1,500                    --
Write-down of certain fixed assets.....................         1,124                      --                    --
Consolidation of operations............................            --                      --                    70
                                                        -------------            ------------           -----------
       Total operating costs and expenses..............        83,988                  65,162                59,534
                                                        -------------            ------------           -----------

            Operating loss.............................       (25,156)                (10,125)              (14,309)

Other income (expense):
    Investment income..................................           890                   1,636                 1,507
    Other..............................................           (95)                    127                    --
                                                        -------------            ------------           -----------
       Other income, net...............................           795                   1,763                 1,507

    Loss before income taxes...........................       (24,361)                 (8,362)              (12,802)

    Income tax benefit.................................        (1,141)                   (867)                   --
                                                        -------------            ------------           -----------

Net loss...............................................       (23,220)                ($7,495)             ($12,802)

Accretion of Preferred Stock...........................        (1,734)                     --                    --
Dividends on Preferred Stock...........................          (133)                     --                    --
                                                        -------------            ------------           -----------

Net loss available to Common Stockholders..............      ($25,087)                ($7,495)             ($12,802)
                                                        =============            ============           ===========
Basic and diluted net loss per share
available to Common Stockholders.......................       ($1.33)                 ($0.43)               ($0.83)
                                                        =============            ============           ===========

Shares used in computing basic and diluted net loss
per share available to Common Stockholders.............    18,920,956              17,512,083            15,475,893
                                                        =============            ============           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                               i-STAT CORPORATION
                           CONSOLIDATED BALANCE SHEETS


In thousands of dollars, except share and per share data                               December 31,
---------------------------------------------------------------------------------------------------------
                                                                                  2001             2000
Assets
Current assets:
    Cash and cash equivalents..............................................   $   43,112        $  19,536
    Accounts receivable, net of reserve for doubtful accounts of
       $28 in 2001 and 2000................................................          546              868
    Accounts receivable from related party, net............................           --            3,607
    Inventories (Note 2)...................................................       13,393           15,402
    Prepaid expenses and other current assets..............................        1,924              884
                                                                              ----------        ---------
       Total current assets................................................       58,975           40,297

Plant and equipment, net (Note 3)..........................................       14,964           17,766
Intangible assets, net (Note 4)............................................        1,782            1,627
Other assets...............................................................          168              244
                                                                              ----------        ---------
       Total assets........................................................   $   75,889        $  59,934
                                                                              ==========        =========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable.......................................................   $    2,662        $   3,464
    Accounts payable to related party, net.................................        2,673               --
    Accrued expenses (Note 5)..............................................        4,896            4,488
    Deferred revenue (inclusive of related party deferred revenue of
       $662 in 2001 and $10,675 in 2000)...................................          662           10,824
                                                                              ----------        ---------
       Total current liabilities...........................................       10,893           18,776

Deferred revenue from related party, non-current...........................        5,058              106
                                                                              ----------        ---------
       Total liabilities...................................................       15,951           18,882
                                                                              ----------        ---------

Series D Redeemable Convertible Preferred Stock,
    liquidation value $30,133 (Note 7).....................................       25,334               --

Commitments and Contingencies (Note 14)

Stockholders' Equity:
    Preferred Stock, $0.10 par value, shares authorized 7,000,000:
       Series A Junior Participating Preferred Stock, $0.10 par value,
          1,500,000 shares authorized; none issued.........................           --               --
       Series B Preferred Stock, $0.10 par value, -0- and 2,138,702 shares
           authorized in 2001 and 2000, respectively; none issued..........           --               --
       Series C Convertible Preferred Stock, $0.10 par value, 25,000 and -0-
          shares authorized in 2001 and 2000; none issued..................           --               --
    Common Stock, $0.15 par value, 50,000,000 and 25,000,000 shares authorized; 20,107,483 and 18,436,654 shares issued; and 20,066,666
       and 18,395,837 shares outstanding in 2001 and 2000, respectively....        3,016            2,766
    Treasury Stock, at cost, 40,817 shares.................................         (750)            (750)
    Additional paid-in capital.............................................      255,442          238,814
    Unearned compensation..................................................          (55)            (764)
    Loan to officer, net...................................................         (417)            (717)
    Accumulated deficit....................................................     (220,185)        (196,965)
    Accumulated other comprehensive loss...................................       (2,447)          (1,332)
                                                                              ----------        ---------
       Total stockholders' equity..........................................       34,604           41,052
                                                                              ----------        ---------
       Total liabilities and stockholders' equity..........................   $   75,889        $  59,934
                                                                              ==========        =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Preferred
                                     Stock               Common Stock
                                   -------- -------------------------------------------
                                                                                                                      Accumulated
                                             Number of             Additional                               Loan       Other
In thousands of dollars,             Par     Shares       Par       Paid-in    Treasury       Unearned       to     Comprehensive
except share and per share data      Value   Issued       Value     Capital     Stock       Compensation   Officer      Loss
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998.......    $ 214  15,308,995    $2,296    $ 230,328      $--           $(169)      $--        $(1,341)
Net loss for 1999................
Other comprehensive gain on
   foreign currency translation
   adjustments...................                                                                                           672
     Total comprehensive loss....                                                                                       -------
Shares issued at $1.50 to
   $10.50 per share under the
   1985 Stock Option Plan (Note
   8)............................              125,132        19         857
Restricted Stock issued at
   $8.875 per share..............              310,000        47       2,704                    (2,751)
Restricted Stock issued at
   $9.25 per share...............               14,412         2         131                      (133)
Restricted Stock issued at
   $9.75 per share...............                3,091                    30                       (30)
Compensation related to options
   issued........................                                        437                      (479)
Amortization of unearned
   compensation related to
   Restricted Stock..............                                                                2,015
Loan to Officer..................                                                                           (716)
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 1999.......      214  15,761,630     2,364     234,487        --          (1,547)     (716)          (669)
Net loss for 2000................
Other comprehensive loss on
   foreign currency translation
   adjustments...................                                                                                          (663)
     Total comprehensive loss....                                                                                       -------
Shares issued at $1.50 to $16.75
   per share under the 1985 Stock
   Option Plan and
   the Equity Incentive Plan
   (Note 8)......................              526,066        79       4,303
Restricted Stock issued at
   $13.00 per share..............               10,256         2         131                      (133)
Conversion of Series B
   Preferred Stock
   to Common Stock...............     (214)  2,138,702       321        (107)
Amortization of unearned
   compensation related to
   Restricted Stock..............                                                                  916
Purchase of Treasury Stock.......                                                 (750)
Loan to Officer..................                                                                           (257)
Forgiveness of Loan to Officer...                                                                            256
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 2000.......       --  18,436,654     2,766     238,814      (750)           (764)     (717)        (1,332)
Net loss for 2001................
Other comprehensive loss on
   foreign currency translation
   adjustments...................                                                                                        (1,115)
     Total comprehensive loss....                                                                                       -------
Shares issued at $1.50 to $18.50
   per share under the 1985
   Stock Option Plan and
   the Equity Incentive Plan
   (Note 8)......................              181,728        27       2,037
Restricted Stock issued at
   $6.02 per share...............                2,791        --          17                       (17)
Restricted Stock issued at
   $16.75 per share..............                7,960         1         132                      (133)
Cancellation of Restricted Stock.               (1,650)       --          --
Amortization of unearned
   compensation related to
   Restricted Stock..............                                                                  859
Forgiveness of Loan to Officer...                                                                            300
Private Placement of Common
   Stock (Note 7)................            1,480,000       222      10,817
Issuance of Series C Warrant
   (Note 7)......................                                      2,976
Accretion of Series C Redeemable
   Convertible Preferred Stock
   (Note 7)......................                                     (1,698)
Issuance of Series D Warrant
   (Note 7)......................                                      2,516
Dividend on Series D Redeemable
   Convertible Preferred Stock
   (Note 7)......................                                       (133)
Accretion of Series D Redeemable
   Convertible Preferred Stock
   (Note 7)......................                                        (36)
                                    ----------------------------------------------------------------------------------------------
Balance, December 31, 2001.......      $--  20,107,483   $ 3,016   $ 255,442     $(750)           $(55)    $(417)       $(2,447)
                                    ==============================================================================================

(table continued from above)



                                                             Total
In thousands of dollars,                  Accumulated    Stockholders'
except share and per share data             Deficit         Equity
---------------------------------------------------------------------
Balance, December 31, 1998.......           $(176,668)       $54,660
Net loss for 1999................             (12,802)
Other comprehensive gain on
   foreign currency translation
   adjustments...................   --------------------------------
     Total comprehensive loss....                            (12,130)
Shares issued at $1.50 to
   $10.50 per share under the
   1985 Stock Option Plan (Note
   8)............................                                876
Restricted Stock issued at
   $8.875 per share..............
Restricted Stock issued at
   $9.25 per share...............
Restricted Stock issued at
   $9.75 per share...............
Compensation related to options
   issued........................                                (42)
Amortization of unearned
   compensation related to
   Restricted Stock..............                              2,015
Loan to Officer..................                               (716)
                                    --------------------------------
Balance, December 31, 1999.......            (189,470)        44,663
Net loss for 2000................              (7,495)
Other comprehensive loss on
   foreign currency translation
   adjustments...................   --------------------------------
     Total comprehensive loss....                             (8,158)
Shares issued at $1.50 to $16.75
   per share under the 1985 Stock
   Option Plan and
   the Equity Incentive Plan
   (Note 8)......................                              4,382
Restricted Stock issued at
   $13.00 per share..............
Conversion of Series B
   Preferred Stock
   to Common Stock...............
Amortization of unearned
   compensation related to
   Restricted Stock..............                                916
Purchase of Treasury Stock.......                               (750)
Loan to Officer..................                               (257)
Forgiveness of Loan to Officer...                                256
                                    --------------------------------
Balance, December 31, 2000.......            (196,965)        41,052
Net loss for 2001................             (23,220)
Other comprehensive loss on
   foreign currency translation
   adjustments...................
                                    --------------------------------
     Total comprehensive loss....                            (24,335)
Shares issued at $1.50 to $18.50
   per share under the 1985
   Stock Option Plan and
   the Equity Incentive Plan
   (Note 8)......................                              2,064
Restricted Stock issued at
   $6.02 per share...............
Restricted Stock issued at
   $16.75 per share..............
Cancellation of Restricted Stock.
Amortization of unearned
   compensation related to
   Restricted Stock..............                                859
Forgiveness of Loan to Officer...                                300
Private Placement of Common
   Stock (Note 7)................                             11,039
Issuance of Series C Warrant
   (Note 7)......................                              2,976
Accretion of Series C Redeemable
   Convertible Preferred Stock
   (Note 7)......................                             (1,698)
Issuance of Series D Warrant
   (Note 7)......................                              2,516
Dividend on Series D Redeemable
   Convertible Preferred Stock
   (Note 7)......................                               (133)
Accretion of Series D Redeemable
   Convertible Preferred Stock
   (Note 7)......................                                (36)
                                    --------------------------------
Balance, December 31, 2001.......           $(220,185)      $ 34,604
                                    ================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               i-STAT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars, except share and per share data                      For the Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
                                                                          2001              2000             1999
Cash flows from operating activities:
    Net loss.....................................................       $(23,220)         $(7,495)         $(12,802)
    Adjustment to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization.............................          5,367            4,790             4,362
       Gains on disposal of equipment............................            (13)             (86)               (4)
       Amortization of deferred revenue..........................        (10,409)          (6,887)           (4,013)
       Expense related to restricted stock.......................          1,159            1,172             2,015
       Loss on write-down of fixed assets........................          1,124               --                --
Change in assets and liabilities:
    Accounts receivable..........................................            322             (455)            2,436
    Accounts receivable from related parties.....................          3,607              578            (1,342)
    Accounts payable to related party............................          2,673               --                --
    Inventories..................................................          1,679           (6,679)             (325)
    Prepaid expenses and other current assets....................         (1,074)             292                98
    Accounts payable.............................................           (700)           1,245              (486)
    Accrued expenses.............................................            496               78            (1,648)
    Restricted cash, letter of credit............................             89              199               147
    Deferred revenue.............................................          5,200           11,077             5,193
                                                                        --------          -------          --------
       Net cash used in operating activities.....................        (13,700)          (2,171)           (6,369)
                                                                        --------          -------          --------
Cash flows from investing activities:
    Purchase of equipment........................................         (4,453)          (6,973)           (6,250)
    Cost of intangible assets....................................           (309)            (261)             (294)
    Proceeds from sale of equipment..............................             13               99                20
                                                                        --------          -------          --------
       Net cash used in investing activities.....................         (4,749)          (7,135)           (6,524)
                                                                        --------          -------          --------
Cash flows from financing activities:
    Proceeds from issuance of Common Stock.......................          2,064            4,382               834
    Net proceeds from private placement of Common Stock..........         13,195               --                --
    Net proceeds from issuance of Series C Redeemable
      Convertible Preferred Stock and Warrants...................         19,586               --                --
    Redemption of Series C Convertible Preferred Stock...........        (20,464)              --                --
    Net proceeds from private placement of Series D Redeemable
      Convertible Preferred Stock and Warrants...................         27,681               --                --
    Purchase of Treasury Stock...................................             --             (750)               --
    Loan to officer..............................................             --             (257)             (716)
                                                                        --------          -------          --------
       Net cash provided by financing activities.................         42,062            3,375               118
                                                                        --------          -------          --------
Effect of currency exchange rate changes on cash.................            (37)            (108)              (40)
                                                                        --------          -------          --------
    Net increase (decrease) in cash and cash equivalents.........         23,576           (6,039)          (12,815)
    Cash and cash equivalents at beginning of year...............         19,536           25,575            38,390
                                                                        --------          -------          --------
    Cash and cash equivalents at end of year.....................       $ 43,112          $19,536          $ 25,575
                                                                        ========          =======          ========
Supplemental disclosure of cash flow information:
    Cash paid for income taxes...................................       $     --          $    --          $     --
                                                                        ========          =======          ========
Supplemental disclosures of cash flow information
and non cash investing and financing activities:
    Equipment purchases included in accounts payable at year end.       $     95          $   143          $    276
                                                                        ========          =======          ========
    Conversion of Preferred Stock to Common Stock................       $     --          $  (214)         $     --
                                                                        ========          =======          ========

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


The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties, which may cause results to vary significantly from reporting period to reporting period. These risks include, but are not limited to, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in manufacturing existing products as well as transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property and dependence upon strategic corporate partners for assistance in development of new markets.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments with original maturities of three months or less.

FOREIGN CURRENCY TRANSLATION/TRANSACTIONS

Balance sheet amounts from the Company's Canadian subsidiary have been translated using exchange rates in effect at the balance sheet dates and the resulting translation adjustments have been included in the accumulated other comprehensive loss as a separate component of Consolidated Stockholders' Equity. The Statement of Operations from the Company's Canadian subsidiary has been translated using the average monthly exchange rates in effect during each year. Foreign currency transaction gains and losses, which are not material, have been included in other income.

INVENTORIES

Inventories are carried at the lower of actual cost or market. Costs are accounted for on the first-in first-out (FIFO) basis. Inventories are reviewed on a regular basis for quantities in excess of production requirements, obsolescence, and for compliance with the Company's quality specifications.

PLANT AND EQUIPMENT

Plant and equipment are stated at the lower of cost or fair value and are depreciated on a straight-line basis over their useful lives, which are estimated to be three to five years. Leasehold improvements are amortized over five years or the remaining term of the lease, whichever is less. The cost of major additions and betterments are capitalized; maintenance and repairs that do not improve or extend the life of the respective assets are charged to expenses as incurred. When depreciable assets are retired or sold the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Consolidated Statements of Operations.

PATENTS, LICENSES AND TRADEMARKS

Costs to obtain and maintain patents, licenses and trademarks are capitalized and amortized on a straight-line basis over their estimated useful lives or a period of 17 years, whichever is shorter. The Company reviews these items on a regular basis for realization.

VALUATION OF LONG-LIVED ASSETS

In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of long-lived assets. Fair value is determined by comparisons to quoted or estimated selling prices or by using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

REVENUE RECOGNITION

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser and payment terms are fixed or determinable. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract.

WARRANTY RESERVE

The Company establishes a reserve for future warranty repairs as the Company ships its products. The reserve is based on the Company's actual historical experience of repaired units as compared to total units shipped. The Company reviews the reasonableness of this accrual on a regular basis.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of Common Shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. The Company has not included potentially dilutive Common Shares in the diluted per-share computation for all periods presented, as the result is antidilutive due to the Company's net loss. Options to purchase 2,385,837 shares of Common Stock at $6.02 - $32.58 per share, which expire on various dates from April 2002 to August 2011, were outstanding at December 31, 2001. In addition, warrants to purchase 1,875,357.5 shares of Common Stock at $8.00 per share were outstanding at December 31, 2001. The options and warrants were not included in the computation of diluted loss per share because the effect would be antidilutive (i.e., decrease the net loss per share) due to the Company's net loss.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments to be included in other comprehensive loss. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments resulting from the translation of the financial statements of the Company's Canadian subsidiary.



IN THOUSANDS OF DOLLARS                                           2001                    2000              1999
------------------------------------------------------------------------------------------------------------------
    Net loss................................................    $(23,220)               $(7,495)         $(12,802)
    Other comprehensive income (loss):
       Foreign currency translation.........................      (1,115)                  (663)              672
                                                                --------                -------          --------
    Comprehensive loss......................................    $(24,335)               $(8,158)         $(12,130)
                                                                ========                =======          ========

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company's significant concentrations of credit risk are with its cash and cash equivalents and accounts receivable. Substantially all the Company's cash and cash equivalents at December 31, 2001 were held at one institution and invested in a money market fund which invests in short-term U.S. Government Securities. Accounts receivable are generally with
                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


distributors such as Abbott (84% of total net revenues in 2001), FUSO, Inc., and Heska Corporation. The Company provides credit to its customers on an unsecured basis after evaluating their credit status.

SEGMENT INFORMATION

The Company operates within one business segment comprising the i-STAT(R) System. The i-STAT System consists of a portable handheld analyzer and single-use, disposable cartridges, which are interdependent on one another in the functionality of the system.

PREFERRED STOCK DIVIDENDS

The Company records dividends at their fair market value. If the Series D Redeemable Convertible Preferred Stock (the "Series D Stock") dividend is paid in cash, the amount of cash paid is deemed to be the fair value of the dividend. If the Series D Stock dividend is accrued and not paid in cash, the fair value of the dividend is dependent upon the fair market value of the Company's Common Stock when the dividend is declared at the end of each calendar quarter. The Series D Stock and accrued dividends can be converted into Common Stock by the holder at a fixed conversion price of $8.00 per share. In order to determine the fair value of the dividend, the amount of the dividend to be accrued is divided by $8.00 per share in order to determine the equivalent number of Common Shares. The equivalent number of Common Shares is then multiplied by the fair market value, which is deemed to be the closing price of the Common Stock on the date the dividend was declared, and the result is the fair value of the dividend. Any difference in the actual dividend accrued and the fair value of the dividend is recorded in additional paid-in capital.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 20, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations within the scope of this Statement are to be accounted for using one method, the purchase method.


On June 20, 2001, FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142 in the first quarter of 2002, as required. The Company is in the process of evaluating the useful lives of its existing intangible assets and anticipates that any changes in the useful lives will not have a material impact on its financial position or results of operations. The Company has never engaged in a business combination and as a result the Company has no goodwill in its Consolidated Balance Sheets.


On August 15, 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The Company does not expect that the adoption of this Statement will have a material impact on its financial position or results of operations.


On October 4, 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted this Statement in 2001. The adoption of this Statement did not have an impact on the Company's financial position or results of operations.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. INVENTORIES

Inventories consist of the following:

IN THOUSANDS OF DOLLARS                                                        December 31,
----------------------------------------------------------------------------------------------------
                                                                         2001                  2000
Raw materials.....................................................     $ 4,462               $ 5,696
Work-in-process...................................................       3,058                 3,700
Finished goods....................................................       5,873                 6,006
                                                                       -------               -------
                                                                       $13,393               $15,402
                                                                       =======               =======

In the fourth quarter of 2001 the Company recorded a charge of $1.7 million related to the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate. At December 31, 2001 finished goods inventory is presented net of a reserve of approximately $1.0 million related to the write-off of certain cartridges in inventory at year-end. In addition, a reserve of $0.6 million related to the replacement of certain cartridges in the field is recorded in accrued expenses at December 31, 2001 (see Note 5).


3. PLANT AND EQUIPMENT

Plant and equipment, net, consists of the following:

IN THOUSANDS OF DOLLARS                                                          December 31,
-------------------------------------------------------------------------------------------------------
                                                                         2001                   2000
Equipment loaned to customers.....................................     $  2,045               $  2,052
Manufacturing equipment...........................................       37,634                 37,364
Furniture and fixtures............................................        1,372                  1,318
Leasehold improvements............................................        5,064                  4,378
                                                                       --------               --------
                                                                         46,115                 45,112
Less accumulated depreciation and amortization....................      (31,151)               (27,346)
                                                                       --------               --------
                                                                       $ 14,964               $ 17,766
                                                                       ========               ========


Depreciation expense was approximately $5,136,000, $4,644,000 and $4,224,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated depreciation and amortization includes accumulated depreciation on loaned equipment of approximately $2,029,000 and $1,947,000 for the years ended December 31, 2001 and 2000, respectively.


Maintenance and repairs expense for the years ended December 31, 2001, 2000 and 1999 was approximately $929,000, $1,026,000 and $938,000, respectively.


During the fourth quarter of 2001, the Company reviewed its plant and equipment assets and determined that a write-down of $1,124,000 was required for certain fixed assets, which were associated with certain projects that had not been completed at the Company's Canadian facility, as lower cost alternatives were found. This write-down reduced the carrying value of certain assets down to their estimated fair values. The estimated fair values of the assets represents their estimated sales price less any selling costs. The write-down is included in the Consolidated Statement of Operations as a separate line item.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. INTANGIBLE ASSETS

Intangible assets, net, consist of the following:

IN THOUSANDS OF DOLLARS                                                        December 31,
---------------------------------------------------------------------------------------------------
                                                                         2001                2000
Patents, licenses and trademarks..................................     $2,757               $2,448
Less accumulated amortization.....................................       (975)                (821)
                                                                       ------               ------
                                                                       $1,782               $1,627
                                                                       ======               ======


Amortization expense was approximately $154,000, $135,000 and $138,000 for the years ended December 31, 2001, 2000 and 1999, respectively.


5. ACCRUED EXPENSES

Accrued expenses consist of the following:

IN THOUSANDS OF DOLLARS                                                         December 31,
---------------------------------------------------------------------------------------------------
                                                                         2001                2000
Accrued employee incentive awards.................................     $1,142               $   861
Compensated absences..............................................      1,049                 1,038
Cartridge replacement reserve (see Note 2)........................        620                     -
Professional fees.................................................        529                   484
Accrued commissions...............................................        273                   273
Other.............................................................      1,283                 1,832
                                                                       ------               -------
                                                                       $4,896               $ 4,488
                                                                       ======               =======


6. LEASING TRANSACTIONS

The Company leases two facilities as part of its manufacturing facilities in Ontario, Canada. One facility, comprised of 53,802 square feet, has a lease that expires in 2010. The second facility's lease, comprised of 43,054 square feet, expires in February 2004, subject to, at the Company's option, renewal for one five-year term. Rent expense for these facilities was approximately $712,000, $667,000 and $456,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company also leases a 37,474 square foot facility in East Windsor, New Jersey. The lease expires on September 30, 2003, subject, at the Company's option, to one five-year option to renew. The Company also leases 5,950 square feet of warehouse space in Jamesburg, New Jersey. The lease expires in October 2003. Rent expense for these facilities was approximately $752,000, $708,000 and $656,000 for 2001, 2000 and 1999, respectively. At December 31,
2001, other assets include $98,000 in restricted cash which acts as collateral for future lease payments for the New Jersey facility.


The Company's lease for its cartridge assembly facility in Plainsboro, New Jersey expired in February 1999 (the assembly operation was relocated to the Ontario, Canada, location during 1998). Rent expense for this facility was approximately $56,000 for the year ended December 31, 1999.


As of December 31, 2001, future minimum lease payments are as follows:

Year Ending December 31:  IN THOUSANDS OF DOLLARS                                               Operating Leases
----------------------------------------------------------------------------------------------------------------
2002...........................................................................................     $1,487
2003...........................................................................................      1,273
2004...........................................................................................        440
2005...........................................................................................        396
2006...........................................................................................        401
Thereafter.....................................................................................      1,708
                                                                                                    ------
Total minimum lease payments...................................................................     $5,705
                                                                                                    ======

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7. PREFERRED STOCK AND WARRANTS

The Company has authorized 7,000,000 shares of Preferred Stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors at the time of issuance.


SERIES A JUNIOR PARTICIPATING PREFERRED STOCK


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


SERIES B PREFERRED STOCK


Also in June 1995 the Board designated 2,138,702 shares as Series B Preferred Stock (the "Series B Stock"). The Series B Stock was issued to HP at $28.50 per share in July 1995 for net proceeds of approximately $59.2 million. During 1999, Hewlett-Packard Company ("HP") transferred its holding of Series B Stock to Agilent Technologies, Inc. ("Agilent"), one of its subsidiaries at that time. On March 16, 2000, Agilent converted its holding of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock, and sold its holding. Upon conversion, the Series B Stock was automatically cancelled. As a result there are no authorized shares of Series B Stock as of December 31, 2001.


SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS


In August 2001, the Company closed a $34.1 million private placement with several institutional investors. The financing consisted of 1,480,000 shares of Common Stock at $9.218 per share, 20,464 shares of Series C Redeemable Convertible Preferred Stock with a stated value of $1,000 per share (the "Series C Stock") and six year warrants to purchase up to 1,295,000 shares of Common Stock at $10.139 per share (the "Series C Warrants"). The Series C Warrants are callable by the Company if the closing price of the Company's Common Stock is greater than $16.50 for ten consecutive business days. If the Company calls the Series C Warrants, then the Company must issue replacement warrants of equal quantity at a strike price of $19.25 and with a term equal to the remaining term on the initial Series C Warrants. The Company recorded the Series C Stock, Series C Warrants and the Common Stock issued in the transaction at their net relative fair values of $18.8 million, $3.0 million and $11.0 million, respectively, which were determined by an independent, third party appraisal firm and were net of issuance expenses in the aggregate amount of $1.3 million. The Series C Stock was accreted from its relative fair value on the date of issuance of approximately $18.8 million to its redemption value on November 29, 2001 of approximately $20.5 million. The resulting accretion of approximately $1.7 million is shown as Accretion of Preferred Stock below the net loss in the Company's Consolidated Statements of Operations. The Company incurred expenses of approximately $1.3 million related to the transaction, which were allocated to the Common Stock, Series C Stock and Series C warrants based on their relative fair values.


In addition, at the time of issuance the Series C Stock was deemed to have a "beneficial conversion feature" because the conversion price of the Series C Stock reflected a twelve percent discount to the fair market value of the Common Stock. The beneficial conversion feature was calculated on August 3, 2001, the commitment date, and was approximately $3.7 million. The beneficial conversion feature was accreted into the Series C Stock from the date of issuance through November 29, 2001.


In December 2001, the Company elected to redeem all outstanding shares of Series C Stock at their face value, thus leaving no Series C Stock outstanding. As a result of the redemption of the Series C Stock, approximately $20.5 million was returned to the holders and Series C Warrants representing 555,000 shares of Common Stock were cancelled. In December 2001, as a result of the issuance of the Series D Stock and pursuant to anti-dilution provisions, the Series C Warrants were adjusted from 740,000 shares of Common Stock at a strike price of $10.139 per share, to 937,857.5 shares at a strike price of $8.00 per share. In addition, as a result of the redemption of the Series C Stock, the accretion
                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


related to the "beneficial conversion feature" of $3.7 million was reversed. Thus, the 2001 Company's Consolidated Statements of Operations does not include any accretion related to the "beneficial conversion feature".


SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS


In December 2001, the Company closed a $30.0 million private placement with affiliates of Cerberus Capital Management, L.P. (collectively "Cerberus"). The financing consisted of 30,000 shares of Series D Stock with a stated value of $1,000 per share and an 8% preferential dividend and six year warrants to purchase up to 937,500 shares of Common Stock at $8.00 per share (the "Series D Warrants"). The Series D Stock is mandatorily redeemable in December 2011 and may be redeemed by the Company any time after December 2007. The Series D Stock may be converted into Common Stock at the holders' option at a conversion price of $8.00 per share of Common Stock, subject to certain ownership level restrictions. No holder of the Series D Stock and Series D Warrants may convert or exercise its securities into shares of the Company's Common Stock if after the conversion, such holder, together with any of its affiliates, would beneficially own over the ownership limitation percentage set by the Company, initially 14.99%. Under certain circumstances, the restrictions for Cerberus may be eased so that it will be entitled to convert or exercise its securities into shares of Common Stock if after the conversion it, together with any of its affiliates, do not beneficially own in excess of 34% of the outstanding shares of the Company's Common Stock. Absent these limitations, Cerberus' current ownership would represent the right to acquire approximately 26.7% of the outstanding voting securities of the Company at December 31, 2001. These limitations do not prevent the holders from acquiring and selling shares of the Company's Common Stock. Cerberus is entitled to appoint one person to the Company's Board of Directors for so long as it holds 10% of the outstanding securities of the Company on a fully diluted basis. The Company recorded the Series D Stock and the Series D Warrants issued in the transaction at their net relative fair values of $25.2 million and $2.5 million, respectively, which were determined by an independent, third party appraisal firm and were net of issuance expenses in the aggregate amount of $2.3 million. The Series D Stock is being accreted over a period of ten years from its relative fair value on the date of issuance of approximately $25.2 million to its stated value of $30.0 million. The resulting accretion of $0.036 million is shown below net loss in the Consolidated Statements of Operations. The Company incurred issuance expenses of approximately $2.3 million related to the transaction, which were allocated to the Series D Stock and Series D Warrants based on their relative fair values.


The holders of the Series D Stock are entitled to receive a cumulative dividend of 8% of the liquidation preference, payable quarterly. The dividends may be paid in cash, or accrue and be added to the liquidation preference, becoming payable in cash upon redemption or payable in Common Stock upon conversion. During the periods that the Common Stock trades at or above $15.00 per share for 45 consecutive trading days, the dividend rate will be reduced to 2%, and if during subsequent periods the Common Stock trades below $10.00 per share for 45 consecutive trading days, the dividend rate will adjust back to 8%. A dividend of approximately $0.2 million was recorded at its fair value for the period of time the Series D Stock was outstanding in December 2001 has been accrued and is shown in the Consolidated Statement of Operations below the net loss.


At December 31, 2001, the value of the Series D Stock presented in the Consolidated Balance Sheets of approximately $25.3 million is comprised of its initial net relative fair value of approximately $25.2 million, plus accretion of $0.036 million, plus the accrued and unpaid dividends of approximately $0.1 million.


At December 31, 2001, the liquidation preference amount of the Series D Stock is approximately $30.1 million, comprised of the stated value of $30.0 million plus accrued and unpaid dividends of approximately $0.1 million, and the Series D Stock is convertible into approximately 3.767 million shares of Common Stock at a conversion price of $8.00 per share of Common Stock.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


8. STOCK OPTIONS AND RESTRICTED STOCK

As incentives to Company personnel and others, the Board of Directors from time to time grants options to purchase shares of the Company's Common Stock. Most options are granted under the 1985 Stock Option Plan or Equity Incentive Plan ("the Plans"). Both Plans have been approved by the Company's stockholders. The maximum number of issuable shares of Common Stock is 5,300,000 of which 1,281,859 are available for grant at December 31, 2001. Options under the 1985 Stock Option Plan can be granted until November 26, 2005, and options under the Equity Incentive Plan can be granted until March 31, 2008. The exercise price of an option is based upon the fair market value of the Company's Common Stock at the time of the grant, as determined by utilizing the closing price of the Company's Common Stock on the day prior to the date of grant. Unexercised options issued under the Plans expire five to ten years from the date of grant or three months following termination of the optionee's employment, whichever occurs first.

The table below is a summary of stock option activity for the years 1999, 2000, and 2001.

                                                                                       Weighted
                                                                                        Average      Weighted Average
                                                                       Option       Exercise Price      Fair Market
                                                     Options          Activity        per Share      Value per Option
---------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998...............      2,141,865                           $12.30
Exercisable at December 31, 1998...............      1,087,830                           $12.71
Options granted................................                      1,070,063           $ 9.30          $  9.21
Options exercised..............................                       (125,132)          $ 6.99
Options forfeited..............................                       (219,315)          $11.81
Options Expired................................                         (7,984)          $11.75

Outstanding at December 31, 1999...............      2,859,497                           $11.45
Exercisable at December 31, 1999...............      1,349,002                           $12.19
Options granted................................                        474,047           $13.16           $13.28
Options exercised..............................                       (526,066)          $ 8.33
Options forfeited..............................                       (204,791)          $13.61
Options Expired................................                        (22,001)          $20.64

Outstanding at December 31, 2000...............      2,580,686                           $12.15
Exercisable at December 31, 2000...............      1,167,008                           $12.49
Options granted................................                        222,242           $19.52           $19.95
Options exercised..............................                       (181,728)          $11.52
Options forfeited..............................                       (120,618)          $15.67
Options Expired................................                       (114,745)          $11.60

Outstanding at December 31, 2001...............      2,385,837                           $12.73
Exercisable at December 31, 2001...............      1,330,620                           $11.96


The weighted average remaining contractual lives of outstanding options at December 31, 2001 was approximately 6.2 years.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The Company applies the provisions of APB Opinion No. 25 ("APB 25") and related Interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements in respect to the above plans to the extent required by APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts below:



IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA                  2001              2000             1999
-----------------------------------------------------------------------------------------------------------
Actual net loss available to Common Stockholders............   $(25,087)        $ (7,495)         $(12,802)
Pro forma net loss available to Common Stockholders.........   $(29,695)        $(11,914)         $(17,125)
Actual basic and diluted net loss per share.................   $  (1.33)        $  (0.43)         $  (0.83)
Pro forma basic and diluted net loss per share..............   $  (1.57)        $  (0.68)         $  (1.11)


As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of options by the Company. The pro forma additional compensation expense of approximately $4,608,000, $4,419,000 and $4,323,000 for 2001, 2000 and 1999, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted average assumptions used for grants:


                                                                   2001             2000              1999
----------------------------------------------------------------------------------------------------------
Dividend yield............................................           0%               0%                0%
Expected volatility.......................................       64.26%           71.29%            62.00%
Risk free interest rate...................................        4.98%            6.71%             5.44%
Expected option lives.....................................      5 years          5 years           5 years


The following table summarizes information about stock options outstanding at December 31, 2001.

                               OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE

      Range of         Number Outstanding   Weighted Average     Weighted Average    Number Exercisable    Weighted Average
   Exercise Price         at 12/31/01        Remaining Life       Exercise Price         at 12/31/01        Exercise Price
---------------------------------------------------------------------------------------------------------------------------
$   6.02 - $  8.88        638,509                6.02               $  7.23              434,508              $  6.79
$   9.06 - $ 13.00        942,705                6.63                $11.09              515,575               $10.76
$  14.10 - $ 21.00        485,419                5.38                $16.44              223,185               $15.96
$  21.38 - $ 24.06        302,328                6.67                $22.39              140,476               $23.55
        $32.58             16,876                4.22                $32.58               16,876               $32.58
---------------------------------------------------------------------------------------------------------------------------
$   6.02 - $ 32.58      2,385,837                6.20                $12.73            1,330,620               $11.96
---------------------------------------------------------------------------------------------------------------------------


On February 5, 1999, the Board of Directors awarded 310,000 shares of restricted Common Stock to four executive officers of the Company. The restricted Common Stock had a fair value at the date of grant of approximately $2,751,250. The fair value was determined by utilizing the closing price of the Company's Common Stock on the day prior to the date of grant. One executive officer was awarded 250,000 shares of restricted Common Stock, 50,000 shares of which immediately vested on February 5, 1999, and 200,000 shares of which vested on February 5, 2002. The remaining 60,000 shares were awarded to the other three executive officers and vested over a three-year period.


On June 30, 1999, in connection with the award of 250,000 shares to one executive officer, the Company loaned the executive officer approximately $716,000 to pay withholding taxes. The promissory note carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable in April 2003. In April 2000, a second promissory note of approximately $257,000 was issued. The second promissory note carries an interest rate of 6.36%, payable annually.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

One third of the principal amount of these loans will be forgiven each April through 2003 if the executive officer remains in the employment of the Company. The Company will also make a "tax gross-up" payment to the executive officer in connection with any taxes that may be due as result of the forgiveness of these loans.


Compensation expense in the amount of approximately $1,326,000, $1,180,000 and $1,379,000 was recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the years ended December 31, 2001, 2000 and 1999, respectively.


During 2001, 2000 and 1999, 10,751, 10,256 and 17,503 shares of restricted
Common Stock were awarded to outside directors as part of their annual compensation. The restricted Common Stock grants had fair values of $150,000, $133,000 and $163,000 in 2001, 2000 and 1999 at their respective dates of grant, as determined by utilizing the closing price of the Company's Common Stock on the day prior to the dates of grant. The fair value of each grant was recorded as compensation expense in its respective year of grant.


The Company has a restricted stock plan whereby the Company can award shares of Common Stock to employees, other than its executive officers. The sale or transfer of the shares is limited during the restricted period, not exceeding four years. For the years ended December 31, 2001, 2000 and 1999, no shares of restricted Common Stock were awarded. For the year ended December 31, 1998, the Company awarded 15,750 shares of restricted Common Stock, which had a fair value at the date of grant of approximately $259,000, as determined by utilizing the closing price of the Company's Common Stock on the day prior to the date of grant. Compensation under the plan is charged to earnings over the restriction period and amounted to approximately $5,000, $22,000 and $141,000 in 2001, 2000, and 1999, respectively.


9. DEVELOPMENT, DISTRIBUTION AND MANUFACTURING RIGHTS AGREEMENTS

In August 1988, the Company entered into development, distribution and instrument manufacturing license agreements with two Japanese companies. Total sales under these agreements were $5,667,000, $5,243,000 and $3,900,000 for the years ended December 31, 2001, 2000 and 1999, respectively, including deferred revenue of $129,000, $129,000 and $0, respectively. The Company also has other license and distribution agreements, including agreements with HP and Abbott (see Notes 10 & 11).


10. RELATED PARTY TRANSACTIONS

The Company had the following related party activity with Abbott and HP, primarily related to license and distribution agreements.


ABBOTT LABORATORIES  IN THOUSANDS OF DOLLARS                     2001                  2000                1999
---------------------------------------------------------------------------------------------------------------------------
Revenues...............................................      $   49,600            $   45,927          $  35,499
(Payable)/receivable at year end.......................      $   (2,673)           $    3,607          $   4,069
Deferred revenue at year end...........................      $    5,720            $   10,781          $   6,474

HEWLETT-PACKARD COMPANY  IN THOUSANDS OF DOLLARS                                       2000                1999
---------------------------------------------------------------------------------------------------------------------------
Revenues...............................................                            $      138          $   2,375
Purchases..............................................                            $       41          $     816
Receivable at year end.................................                                                $     116


HP assigned its license agreement with the Company and its holding of Series B Stock to Agilent. On March 16, 2000, Agilent converted its holding of 2,138,702 shares of Series B Stock into 2,138,702 shares of Common Stock and sold its holding to two financial institutions and is no longer a related party.


One former director of the Company provided consulting services to the Company in 1999 and received $15,000.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



11. ALLIANCE WITH ABBOTT LABORATORIES

On September 2, 1998, the Company and Abbott entered into agreements (the "Alliance Agreements") providing for a long-term sales, marketing and research alliance. The Alliance Agreements comprise a Distribution Agreement, a Research Agreement, a Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement. Distribution under the Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Distribution Agreement, the majority of the Company's revenues are now derived from Abbott. The primary objective of the Abbott alliance was to strengthen the Company's product marketing and distribution capability and accelerate the development of new products.


Under the Distribution Agreement, Abbott has become, subject to the then existing rights of the Company's other international distributors, the exclusive worldwide distributor of the Company's hand-held blood analyzer products (including cartridges) and any new products the Company may develop for use in the professionally attended human healthcare delivery market. Abbott has assumed the Company's product sales to U.S. customers that were in place as of the inception of the Distribution Agreement (the "Base Business") at no profit to Abbott, and the Company and Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25,000,000 during the first three years of the Distribution Agreement against future incremental product sales. Such prepayments are amortized to revenue as incremental cartridges are sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5,000,000, $4,000,000, $10,800,000 and $5,200,000 were received in September 1998, January 1999, January 2000 and January 2001, respectively. Unamortized revenue relating to these prepayments in the amounts of $603,000 and $10,606,000 are included in deferred revenue, current at December 31, 2001 and 2000, respectively, and $4,991,000 is included in deferred revenues from related party, non-current at December 31, 2001. The $4,991,000 will be recognized in the Company's income if Abbott unilaterally terminates the Distribution Agreement. If the Company unilaterally terminates the Distribution Agreement without cause (as defined), the Company will be obligated to repay the $4,991,000 to Abbott upon termination of the Distribution Agreement.


During the first quarter of each year under the Abbott Distribution Agreement, the Company and Abbott conduct a reconciliation of the annual prepayments made by Abbott against future incremental cartridge sales. The reconciliation for the first quarter of 2002 resulted in a credit due to Abbott of approximately $10.2 million. As a result of this credit due to Abbott at December 31, 2001, the net accounts receivable balance is a liability in the amount of $2.7 million (comprised of gross receivables of $7.5 million offset by a credit balance owed to Abbott of $10.2 million), and is classified as "Accounts payable to related party" within short-term liabilities.


The Distribution Agreement expires on December 31, 2003, subject to automatic extensions for additional one-year periods unless either party provides the other with at least 12 months prior written notice, except that the Company may terminate the Distribution Agreement after December 31, 2001 if Abbott fails to achieve a three-year milestone minimum growth rate in sales of the Company's products covered by the Distribution Agreement. Abbott has advised the Company it has reached the minimum three-year growth rate milestone and the Company agrees that the milestone has been met. If the Distribution Agreement is terminated, other than (i) by the Company for cause; or (ii) by Abbott, if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott (a) a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) an additional $4,991,000 of unamortized revenue related to the $25,000,000 in prepayments made by Abbott against future incremental product sales, and (c) residual payments for five years following termination based on a declining percentage of Abbott's net sales of the Company's products during the final twelve months of the Distribution Agreement. The Company expects that such payments would have a material impact on its cash flows and results of operations.


Under the terms of the Research Agreement, the Company is required to conduct research and develop products primarily to be commercialized by Abbott. Such research and development is to be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Research Agreement subject to certain limitations. The Company and Abbott will jointly own the intellectual property that is developed during the course of work performed under the Research Agreement. In connection with this agreement, reimbursements from Abbott of $2,697,000 and $1,762,000 are included in net revenues in 2000 and 1999, respectively. There were no research and
                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


development reimbursements from Abbott in 2001 and Abbott is not currently funding any of the Company's research and development programs. The Research Agreement terminates upon expiration or termination of the Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Research Agreement in the territory covered by the Distribution Agreement.


Under the Stock Purchase Agreement, Abbott purchased 2,000,000 shares (the "Purchased Shares") of the Company's Common Stock, at a price of $11.35 per share, resulting in net proceeds of $20,641,000. The Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and transfer of the Purchased Shares.


The Standstill Agreement provides for limitations on Abbott's ability to purchase the Company's Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company's assets for a period of one year following the termination of the initial term of the Distribution Agreement.


THE FOREGOING DESCRIPTION OF THE ALLIANCE AGREEMENTS IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE ACTUAL TEXT OF SUCH AGREEMENTS, COPIES OF WHICH WERE FILED WITH THE COMMISSION AS EXHIBITS TO THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


12. INCOME TAXES

The difference between income tax expense and the expected tax which that result from the use of the Federal Statutory income tax rate is as follows:

                                                                2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------------
Computed tax at statutory Federal rate...............           (34.0%)               (34.0%)               (34.0%)
State income taxes, net of Federal benefits..........            (3.3%)                (6.8%)                  0.0%
Foreign (income)/loss not subject to
   United States tax.................................              0.9%                (4.5%)                  8.1%
Change in valuation allowance........................             27.6%                 32.1%                 24.6%
Other................................................              4.2%                  2.9%                  1.3%
                                                                 ----                 -----                    ---
Income tax (benefit)/expense.........................            (4.6%)               (10.3%)                  0.0%
                                                                 ====                 =====                    ===


In 2001 and 2000, the New Jersey Economic Development Authority approved the Company's application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the "Program"). During the fourth quarter of 2001 and 2000, the Company recognized $1,141,000 and $867,000, respectively, from the sale of State of New Jersey income tax benefits. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. At December 31, 2001, the Company had net operating loss carryforwards of approximately $102,510,000 for New Jersey income tax purposes, which expire in varying amounts through 2008.


At December 31, 2001, the Company had net operating loss carryforwards of approximately $184,340,000 for United States Federal income tax purposes, which expire in varying amounts through 2021. The Company also has unused research and development tax credits of approximately $1,435,000 for United States Federal income tax purposes which expire in varying amounts through 2021. The timing and manner in which the United States Federal operating loss carryforwards and credits are utilized in any year by the Company may be limited by Internal Revenue Code Section 382.


At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,031,000 for Ontario provincial tax purposes, which expire in 2006. The Company has unused Canadian and Ontario provincial research and development expense carryforwards of approximately $14,315,000 and $11,416,000, respectively, which have an unlimited life. Additionally, the Company has unused Canadian investment tax credits of approximately $2,734,000 which expire in varying amounts through 2011.


The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires
                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax assets due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 2001 and 2000 was approximately $7,958,000 and $4,303,000, respectively.


Temporary differences and carryforwards, which give rise to the deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows:


                                                                               2001                    2000
                                                                           Deferred Tax            Deferred Tax
IN THOUSANDS OF DOLLARS                                                Assets (Liabilities)    Assets (Liabilities)
-------------------------------------------------------------------------------------------------------------------
Net Operating Loss--United States.....................................     $ 62,652               $  54,268
Net Operating Loss--Canada............................................        3,166                   3,168
Net Operating Loss--Province (Canada).................................        1,597                   1,737
State Taxes..........................................................        11,190                  10,787
Deferred Revenue.....................................................         1,892                   3,740
Tax Credits--United States............................................        1,435                   1,463
Tax Credits--Canada...................................................        2,734                   2,529
Intangibles..........................................................           356                     (58)
Depreciation--United States...........................................         (674)                   (276)
Depreciation--Canada..................................................          512                     158
Depreciation--Province (Canada).......................................          468                     218
Other................................................................         2,364                   2,000
                                                                           --------               ---------
                                                                             87,692                  79,734
                                                                           --------               ---------
Valuation Allowance--United States....................................      (68,025)                (61,137)
Valuation Allowance--Canada...........................................       (6,412)                 (5,855)
Valuation Allowance--Province (Canada)................................       (2,065)                 (1,955)
Valuation Allowance--State............................................      (11,190)                (10,787)
                                                                           --------               ---------
Total Net Deferred Taxes.............................................      $     --               $      --
                                                                           ========               =========



Given that significant uncertainty exists regarding the realizability of the Company's deferred tax assets, a full valuation allowance is recorded.


13. SAVINGS AND INVESTMENT RETIREMENT PLAN

The Company has a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code, as amended, whereby substantially all U.S. employees are eligible to participate, ("U.S. Plan"), and a deferred profit sharing plan for substantially all Canadian employees. In June 1999, the Company started to make matching cash contributions to these plans, and compensation expense in the amount of approximately $171,000, $103,000 and $101,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively. The trustee for the U.S. Plan is Fidelity Management Trust Company, which is affiliated with a stockholder of the Company.


14. COMMITMENTS AND CONTINGENCIES

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation's ("Nova") U.S. Patent No. 4,686,479 (the "Patent"). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company's device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the "doctrine of equivalents." A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company's resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered
                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



into a license agreement and a settlement agreement under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova. On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company's products determine hematocrit are covered under the Patent and the license agreement. Nova is seeking royalties from July 1, 2001 to date. If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $0.6 million in respect of products sold through December 31, 2001. The Company plans to defend this matter vigorously.


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


The Company and Abbott are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume. This disputed item relates to different interpretations of certain terms of the Agreement between Abbott and the Company. If this disagreement is not resolved amicably, under the Distribution Agreement between the Company and Abbott it must be resolved through binding arbitration. Management of the Company believes that Abbott's position on this issue in dispute is without merit and that, in the event that this issue is resolved through arbitration, the Company will not incur any additional liability to Abbott. The disagreement regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume over the past three years is approximately $1.0 million at December 31, 2001, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company's cost of goods sold would increase by up to the amount in dispute. All adjustments would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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


16. GEOGRAPHIC SEGMENT DATA

The Company is engaged in the development, manufacturing and marketing of its proprietary blood analysis products in the health care sector. The Company's operations are classified into the following geographic areas:



IN THOUSANDS OF DOLLARS                                                     Year Ended December 31,
----------------------------------------------------------------------------------------------------------------
                                                               2001                  2000                  1999
Net revenues:
United States..........................................       $44,123              $39,973               $31,437
Canada.................................................           238                  302                   271
Japan..................................................         6,248                6,621                 4,610
Other International....................................         8,223                8,141                 8,907
                                                              -------              -------               -------
Total..................................................       $58,832              $55,037               $45,225
                                                              =======              =======               =======




IN THOUSANDS OF DOLLARS                                          Year Ended December 31,
------------------------------------------------------------------------------------------
                                                               2001                  2000
Long-lived assets:
United States..........................................     $ 3,840                $ 3,991
Canada.................................................      13,074                 15,646
                                                            -------                -------
Total..................................................     $16,914                $19,637
                                                            =======                =======




The Company's total net revenues from Abbott were approximately $49,600,000, $45,927,000 and $35,499,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

                               i-STAT CORPORATION
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                  2001
                                                             First         Second           Third         Fourth
IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA   Quarter         Quarter         Quarter        Quarter
---------------------------------------------------------------------------------------------------------------------------

Net revenues.....................................     $     12,328    $     14,367   $     14,586   $     17,551
Operating loss...................................          ($4,129)       ($14,410)       ($2,798)       ($3,819)
Net loss available to Common Stockholders........          ($3,826)       ($14,222)       ($5,228)1,2    ($1,811)1
Basic and diluted net loss per share.............           ($0.21)        ($0.78)         ($0.27)        ($0.09)
Weighted average shares used in computing
    basic and diluted net loss per share
    available to Common Stockholders.............       18,232,494      18,305,715     19,306,880     19,822,672


                  2000
                                                             First         Second           Third         Fourth
IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA   Quarter         Quarter         Quarter        Quarter
---------------------------------------------------------------------------------------------------------------------------
Net revenues.....................................     $     11,154    $     14,809   $     13,453   $     15,621
Operating loss...................................          ($5,175)        ($3,930)         ($575)         ($445)
Net income (loss)................................          ($4,669)        ($3,491)         ($114)          $779
Basic and diluted net income (loss) per share....           ($0.29)        ($0.19)         ($0.01)          $0.04
Weighted average shares used in computing
    basic net income (loss) per share............       15,871,683      18,004,095     18,060,265     18,104,346

Weighted average shares used in computing diluted net
    income (loss) per share......................       15,871,683      18,004,095     18,060,265     19,305,72

Basic and diluted net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year basic and diluted net loss per common share amounts.




1 Net loss available to Common Stockholders for the third quarter of 2001 includes a $1.8 million charge for accretion of the beneficial conversion feature related to the Series C Stock. This accretion was reversed in the fourth quarter of 2001 as a result of the redemption of all outstanding shares of Series C Stock. Thus, the fourth quarter of 2001 includes a benefit of $1.8 million related to this reversal.

2 Net loss available to Common Stockholders and basic and diluted net loss per share amounts are $0.4 million and $0.02, respectively, greater than the amounts originally reported in the Company's Form 10-Q for the quarter ended September 30, 2001 because of additional accretion associated with financing costs allocated to the Series C Stock.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


TO THE BOARD OF DIRECTORS OF i-STAT CORPORATION:


Our audits of the consolidated financial statements referred to in our report dated March 26, 2002 appearing in this 2001 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 26, 2002

                                                                     SCHEDULE II

                               i-STAT CORPORATION
                        VALUATION and Qualifying Accounts



                                                   Balance at    Charged to   Charged to                 Balance at
In thousands of dollars, except                     Beginning     Costs and      Other                     end of
share and per share data                            of Period     Expenses     Accounts    Deductions      Period
--------------------------------------------------------------------------------------------------------------------

For the year ended December 31, 2001:
Reserve for Doubtful Accounts...................    $      28    $      --     $     --     $    --      $       28
                                                    =========    =========     ========     =======      ==========

For the year ended December 31, 2000:
Reserve for Doubtful Accounts...................    $     128    $      --     $     --      ($100)*     $       28
                                                    =========    =========     ========     =======      ==========

For the year ended December 31, 1999:
Reserve for Doubtful Accounts...................    $     190    $      --     $     --       ($62)*     $      128
                                                    =========    =========     ========     =======      ==========

For the year ended December 31, 2001:
Tax Valuation Reserve...........................    $  79,734    $   7,958     $     --     $    --      $   87,692
                                                    =========    =========     ========     =======      ==========

For the year ended December 31, 2000:
Tax Valuation Reserve...........................    $  75,431    $   4,303     $     --     $    --      $   79,734
                                                    =========    =========     ========     =======      ==========

For the year ended December 31, 1999:
Tax Valuation Reserve...........................    $  71,887    $   3,544     $     --     $    --      $   75,431
                                                    =========    =========     ========     =======      ==========


* Trade accounts receivable written-off against the reserve for doubtful accounts.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New Jersey on the 1st day of April, 2002.

                                   i-STAT CORPORATION

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



SIGNATURE                                       TITLE                                            DATE
---------                                       -----                                            ----
/s/ William P. Moffitt                           President, Chief Executive Officer and           April 1, 2002
------------------------------------             Director (Principal Executive Officer)
William P. Moffitt

/s/ Roger J. Mason                               Vice President of Finance, Treasurer and Chief   April 1, 2002
------------------------------------             Financial Officer (Principal Financial and
Roger J. Mason                                   Accounting Officer)

/s/ J. Robert Buchanan                           Chairman of the Board                            April 1, 2002
------------------------------------
J. Robert Buchanan

/s/ Stephen D. Chubb                             Director                                         April 1, 2002
------------------------------------
Stephen D. Chubb

/s/ Sam H. Eletr                                 Director                                         April 1, 2002
------------------------------------
Sam H. Eletr

/s/ Daniel R. Frank                              Director                                         April 1, 2002
------------------------------------
Daniel R. Frank

/s/ Lionel N. Sterling                           Director                                         April 1, 2002
------------------------------------
Lionel N. Sterling

/s/ Anne M. VanLent                              Director                                         April 1, 2002
------------------------------------
Anne M. VanLent

                                  Exhibit Index

Exhibit No.    Description

3.7 Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock


23             Consent of PricewaterhouseCoopers LLP, Independent Accountants

24 Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report.