Form 10-Q
period 2002-03-31
I STAT CORPORATION /DE/
filed 2002-05-14
CIK 882365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes	No

The number of shares outstanding of each of the Issuer’s classes of Common Stock as of the latest practicable date.

Class	May 1, 2002
Common Stock, $0.15 par value	20,079,951

i-STAT CORPORATION
TABLE OF CONTENTS

PAGE
NUMBER

PART I FINANCIAL INFORMATION

Item 1 — Financial Statements

Consolidated Condensed Statements of Operations for the three months ended March 31, 2002 and 2001	3

Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001	4

Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

Notes to Consolidated Condensed Financial Statements	6-9

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

PART II OTHER INFORMATION

Item 1 — Legal Proceedings	15

Item 6 — Exhibits and Reports on Form 8-K	16

SIGNATURES	17

i-STAT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net revenues:

Related party product sales	$11,556	$10,309

Third party product sales	2,669	1,844

Other related party revenues	175	175

Total net revenues	14,400	12,328

Cost of products sold	12,748	10,526

Research and development	1,937	1,944

General and administrative	1,386	1,575

Sales and marketing	2,270	2,412

Total operating costs and expenses	18,341	16,457

Operating loss	(3,941)	(4,129)

Other income, net	189	303

Net loss	(3,752)	(3,826)

Dividends on Preferred Stock	(549)	—

Accretion of Preferred Stock	(112)	—

Net loss available to Common Stockholders	($4,413)	($3,826)

Basic and diluted net loss per share available to Common Stockholders	($0.22)	($0.21)

Shares used in computing basic and diluted net loss per share available to Common Stockholders	19,980,887	18,232,494

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands of dollars, except share and per share data)
(unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$41,789	$43,112
Accounts receivable, net	383	546
Inventories	12,179	13,393
Prepaid expenses and other current assets	953	1,924

Total current assets	55,304	58,975
Plant and equipment, net of accumulated depreciation of $32,370 in 2002 and $31,151 in 2001	14,673	14,964
Other assets	1,920	1,950

Total assets	$71,897	$75,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,676	$2,662
Accounts payable to related party, net	4,017	2,673
Accrued expenses	3,720	4,896
Deferred revenue, current (inclusive of related party deferred revenue of $59 in 2002 and $662 in 2001)	75	662

Total current liabilities	10,488	10,893
Deferred liability — related party, non-current	5,041	5,058

Total liabilities	15,529	15,951

Series D Redeemable Convertible Preferred Stock, liquidation value $30,736	26,048	25,334
Stockholders’ equity:
Preferred Stock, $0.10 par value, 7,000,000 shares authorized:
Series A Junior Participating Preferred Stock, $0.10 par value, 1,500,000 shares authorized; none issued	—	—
Series C Convertible Preferred Stock, $0.10 par value, 25,000 shares authorized; none issued	—	—
Common Stock, $0.15 par value, 50,000,000 shares authorized: 20,120,033 and 20,107,483 shares issued, and 20,079,216 and 20,066,666 shares outstanding in 2002 and 2001, respectively	3,018	3,016
Treasury Stock, at cost, 40,817 shares	(750)	(750)
Additional paid-in capital	254,756	255,442
Unearned compensation	—	(55)
Loan to officer, net	(336)	(417)
Accumulated deficit	(223,937)	(220,185)
Accumulated other comprehensive loss	(2,431)	(2,447)

Total stockholders’ equity	30,320	34,604

Total liabilities and stockholders’ equity	$71,897	$75,889

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of dollars)
(unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:

Net loss	($3,752)	($3,826)

Adjustments to reconcile net loss to net cash used in operating activities	736	(636)

Changes in assets and liabilities	2,558	2,942

Net cash used in operating activities	(458)	(1,520)

Cash flows from investing activities:

Purchase of equipment	(858)	(1,731)

Other	(21)	(53)

Net cash used in investing activities	(879)	(1,784)

Cash flows from financing activities:

Proceeds from stock options exercised	77	1,493

Expenses related to private placement of Series D Redeemable Convertible

Preferred Stock and Warrants	(47)	—

Net cash provided by financing activities	30	1,493

Effect of currency exchange rate changes on cash	(16)	(4)

Net decrease in cash and cash equivalents	(1,323)	(1,815)

Cash and cash equivalents at beginning of period	43,112	19,536

Cash and cash equivalents at end of period	$41,789	$17,721

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

1.	General

Basis of Presentation

The information presented as of March 31, 2002 and 2001, and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals except for the inventory adjustment discussed in Note 2) which the management of i-STAT Corporation (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The December 31, 2001 consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, including the Notes thereto, which were included as part of the Company’s Annual Report on Form 10-K, File No. 0-19841.

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing income available to common stockholders by the weighted average number of Common Shares outstanding for the period. Diluted earnings per share would reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. The Company has not included potentially dilutive Common Shares in the diluted per-share computation for all periods presented, as the result is antidilutive due to the Company’s net loss.

Options to purchase 3,264,221 shares of common stock with exercise prices of $6.02 – $32.58 per share, which expire on various dates from April 2002 to March 2012, were outstanding at March 31, 2002. In addition, warrants to purchase 1,875,357.5 shares of Common Stock at $8.00 per share were outstanding at March 31, 2002. The options and warrants were not included in the computation of diluted loss per share because the effect would be antidilutive due to the Company’s net loss.

Comprehensive Income

Statement of Financial Accounting Standards (‘SFAS”) No. 130, “Reporting Comprehensive Income,” requires certain items to be included in other comprehensive income. The only component of accumulated other comprehensive income (loss) for the Company is foreign currency translation adjustments resulting from the translation of the financial statements of the Company’s Canadian subsidiary.

	Three Months Ended March 31,

	2002	2001

	(In thousands of dollars)
Net loss	($3,752)	($3,826)

Other comprehensive income (loss):

Foreign currency translation	16	(893)

Comprehensive loss	($3,736)	($4,719)

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

On June 20, 2001, FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted this statement in the first quarter of 2002, as required, and there was no impact on the Company’s financial position or results of operations.

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

2.	Inventories

Inventories consist of the following:

	March 31, 2002	December 31, 2001

	(In thousands of dollars)
Raw materials	$4,357	$4,462

Work-in-process	4,382	3,058

Finished goods	3,440	5,873

	$12,179	$13,393

In the first quarter of 2002, the Company recorded a charge of approximately $1.6 million related to the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate (the entire $1.6 million relates to inventory produced during the first quarter of 2002). This charge was in addition to a charge of approximately $1.7 million that was recorded in the fourth quarter of 2001 related to the same quality check rejection rate issue. At March 31, 2002 and December 31, 2001, as a result of the charges, work-in-process and finished goods inventory are presented net of an aggregate reserve of approximately $1.1 million and approximately $1.0 million, respectively. In addition, a reserve of approximately $0.2 million and approximately $0.6 million related to the replacement of certain cartridges in the field is recorded in accrued expenses at March 31, 2002 and December 31, 2001, respectively.

3.	Commitments and Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million

i-STAT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova. On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit are covered under the Patent and the license agreement. Nova is seeking royalties from July 1, 2001 to date. If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $0.8 million in respect of products sold through March 31, 2002. The Company plans to defend this matter vigorously.

The Company and Abbott Laboratories (“Abbott”) are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume. This disputed item relates to different interpretations of certain terms of the Distribution Agreement between Abbott and the Company. If this disagreement is not resolved amicably, under the Distribution Agreement between the Company and Abbott it must be resolved through binding arbitration. Management of the Company believes that Abbott’s position on this issue in dispute is without merit and that, in the event that this issue is resolved through arbitration, the Company will not incur any additional liability to Abbott. The amount in dispute is approximately $1.1 million at March 31, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute. Such adjustment would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.

4.	Related Party Transactions

In January 2001, the Company received a payment of $5.2 million from Abbott for the fourth and final installment of the $25 million prepayment for guaranteed future incremental cartridge sales (as defined in the Distribution Agreement with Abbott). Unamortized revenue relating to the prepayments in the amount of approximately $0.6 million is included in deferred revenue, current, at December 31, 2001, and approximately $5.0 million is included in deferred liability – related party, non-current, at March 31, 2002 and December 31, 2001. The unamortized revenue of approximately $5.0 million will be recognized in the Company’s income if Abbott unilaterally terminates the Distribution Agreement. If the Distribution Agreement is terminated, other than (i) by the Company for cause; or (ii) by Abbott, if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott (a) a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) approximately $5.0 million of unamortized revenue related to the $25.0 million in prepayments made by Abbott against incremental product sales, and (c) residual payments for five years following termination based on a declining percentage of Abbott’s net sales of the Company’s products during the final twelve months of the Distribution Agreement. The Company expects that such payments would have a material impact on its cash flows and results of operations. The Company currently is evaluating whether or not to seek an extension of the Distribution Agreement after 2003. If the Distribution Agreement is terminated, the Company must take steps that it deems appropriate or necessary to resume primary responsibility for the marketing and sales of its products. This includes hiring additional marketing and sales personnel and allocating resources to this endeavor.

During the first quarter of each year under the Abbott Distribution Agreement, the Company and Abbott conduct a reconciliation of several items, including the reconciliation of the annual prepayments made by Abbott against future incremental cartridge sales, which amounted to approximately $10.2 million. During the first quarter the Company applied approximately $3.1 million of the credit to regular trade receivables from Abbott. As a result of the remaining credit due to Abbott at March 31, 2002, the net balance is a liability in the amount of approximately $4.0 million (comprised of gross receivables of approximately $3.8 million offset by a credit balance owed to Abbott of approximately $7.8 million) and is classified as “Accounts payable to related party, net” within short-term liabilities.

i-STAT CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(continued)

The Company generated approximately $11.6 million and approximately $10.3 million of net product sales to Abbott for the three months ended March 31, 2002 and 2001, respectively. Other related party revenues from Abbott were approximately $0.2 million in both of the three month periods ended March 31, 2002 and 2001. The other related party revenues from Abbott consist of amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

i-STAT CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         i-STAT Corporation (“i-STAT” or the “Company”), which was incorporated in Delaware in 1983, together with its wholly-owned subsidiary, i-STAT Canada Limited, develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic information at the point of patient care.

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

         The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite® ACT (activated clotting time), arterial blood gases (pH, PCO2 and PO2), and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. The Company is currently developing three additional tests for the measurement of coagulation: kaolin ACT, partial thromboplastin time (“aPTT”), and prothrombin time (“PT”). Assuming timely regulatory approvals, the Company expects to begin commercial introduction of the kaolin ACT and PT tests during the second half of 2002. The Company also is conducting research and development on cardiac marker tests. In the fourth quarter of 2000, the Company introduced the i-STAT 1 Analyzer. The i-STAT 1 Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense® glucose strips on one integrated hand-held device. The i-STAT 1 Analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a central data management system developed by the Company, enhances the customer’s ability to centrally manage a widely distributed point-of-care testing program.

         Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels. On September 2, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories (“Abbott”), which, among other things, since November 1, 1998, has altered significantly the manner in which the Company markets and sells its products worldwide. The majority of the Company’s revenues are now derived from Abbott. Please see “Alliance with Abbott Laboratories” under Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 for a description of the Company’s agreements with Abbott. If the Distribution Agreement is terminated, other than (i) by the Company for cause; or (ii) by Abbott, if Abbott delivers the requisite notice terminating the Distribution Agreement after the initial term, then, the Company will be obligated to pay to Abbott (a) a one-time termination fee calculated to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) approximately $5.0 million of unamortized revenue related to the $25.0 million in prepayments made by Abbott against incremental product sales, and (c) residual payments for five years following termination based on a declining percentage of Abbott’s net sales of the Company’s products during the final twelve months of the Distribution Agreement. The Company expects that such payments would have a material impact on its cash flows and results of operations. The Company currently is evaluating whether or not to seek an extension of the Distribution Agreement after 2003. If the Distribution Agreement is terminated, the Company must take steps that it deems appropriate or necessary to resume primary responsibility for the marketing and sales of its products. This includes hiring additional marketing and sales personnel and allocating resources to this endeavor.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

         Three Months Ended March 31, 2002

         The Company generated total net revenues of approximately $14.4 million and approximately $12.3 million for the three months ended March 31, 2002 and 2001, respectively, including international net revenues (as a percentage of total net revenues) of approximately $4.0 million (27.8%) and approximately $3.2 million (25.7%), respectively. Total net revenues from Abbott represented approximately 81.5% and 85.0% of the Company’s worldwide total net revenues for the three months ended March 31, 2002 and 2001, respectively.

         The approximately $2.1 million, or 16.8%, increase in total net revenues was primarily due to increased shipment volumes of the Company’s analyzers and peripheral equipment. Worldwide hand-held analyzer shipments increased 53.8% to 1,175 units in the three months ended March 31, 2002, from 764 units in the three months ended March 31, 2001. Shipments of the new i-STAT 1 Analyzer comprise a majority of the increase. Total worldwide cartridge shipments decreased by 2.5% to 2,688,825 units in the three months ended March 31, 2002, from 2,759,000 units in the three months ended March 31, 2001. The decline in worldwide cartridge volume was partially offset by an increase in worldwide average selling prices per cartridge, which increased from approximately $3.39 in the first quarter of 2001 to $3.47 in the first quarter of 2002. Other related party revenues were approximately $0.2 million in each of the three month periods ended March 31, 2002 and March 31, 2001.

         Manufacturing costs (as a percentage of product sales) associated with product sales for the three months ended March 31, 2002 and 2001 were approximately $12.7 million (89.6%) and approximately $10.5 million (86.6%), respectively. Cost of products sold as a percentage of product sales generally decreases with increased production volumes of the Company’s cartridges and with improvements in manufacturing productivity yields. However, cost of products sold as a percentage of product sales increased in the first quarter of 2002 compared to the first quarter of 2001 primarily because of a charge of approximately $1.6 million (11.2%) recorded in the first quarter of 2002 for the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate.

         The Company incurred research and development costs (as a percentage of total net revenues) of approximately $1.9 million (13.5%) and approximately $1.9 million (15.8%) for the three months ended March 31, 2002 and 2001, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. Research and development expenditures may increase over the next three years. The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company’s development objectives and the success of its development programs.

         The Company incurred general and administrative expenses (as a percentage of total net revenues) of approximately $1.4 million (9.6%) and approximately $1.6 million (12.8%) for the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The decrease in general and administrative expenses is primarily attributable to a decrease in litigation costs.

         The Company incurred sales and marketing expenses (as a percentage of total net revenues) of approximately $2.3 million (15.8%) and approximately $2.4 million (19.6%) for the three months ended March 31, 2002 and 2001, respectively. Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, business development and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. A portion of the costs of the implementation coordinators is reimbursed by Abbott, and as a result, approximately $0.2 million of reimbursement is included in total net revenues in each of the three month periods ended March 31, 2002 and 2001.

         Other income, net, of approximately $0.2 million and approximately $0.3 million for the three months ended March 31, 2002 and 2001, respectively, primarily reflects interest income earned on cash and cash equivalents.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

         In the first quarter of 2002, the Company recorded accretion of Preferred Stock of approximately $0.1 million and dividends on Preferred Stock of approximately $0.5 million. The accretion of Preferred Stock relates to the issuance by the Company of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December of 2001. The accretion recorded by the Company reflects amortization of the difference between the net fair value and the redemption (or stated) value of such stock. The Company recorded the Series D Stock and the Warrants to purchase Common Stock (the “Series D Warrants”) issued in the transaction at their net relative fair values of approximately $25.2 million and approximately $2.5 million, respectively, which were determined by an independent third party appraisal firm and were net of issuance expenses of approximately $2.3 million. The Series D Stock is being accreted over a period of ten years.

         The Series D Stock carries a dividend of 8%, which is either accrued or paid in cash quarterly, at the option of the Company. The first quarter 2002 dividend on the Series D Stock was recorded at its fair value of approximately $0.5 million. The dividend was not paid in cash and its stated value of approximately $0.6 million was accrued and added to the liquidation preference of the Series D Stock.

         Net loss available to Common Stockholders for the three months ended March 31, 2002 was approximately $4.4 million, or 22 cents per basic and diluted share, compared with a net loss of approximately $3.8 million, or 21 cents per basic and diluted share, for the first quarter of 2001. The principal factors contributing to the increase of approximately $0.6 million in the net loss available to Common Stockholders were the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate in the amount of approximately $1.6 million, the Series D Stock dividend of approximately $0.5 million and the Series D Stock accretion of approximately $0.1 million. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 19.981 million and 18.232 million in the 2002 and 2001 periods, respectively. The increase in the weighted average number of shares primarily reflects the issuance of 1,480,000 shares of Common Stock in August 2001 and the exercise of employee stock options.

         Liquidity and Capital Resources

         At March 31, 2002, the Company had cash and cash equivalents of approximately $41.8 million, a decrease of approximately $1.3 million from the December 31, 2001 balance of approximately $43.1 million. The decrease primarily reflects approximately $0.5 million of cash used in operating activities and approximately $0.9 million of equipment purchases. Working capital decreased by approximately $3.3 million from approximately $48.1 million to approximately $44.8 million during the same period. Changes in working capital during the three months ended March 31, 2002 were primarily comprised of the decrease in cash and cash equivalents of approximately $1.3 million and the decrease in inventory of approximately $1.2 million due primarily to the inventory scrap reserve charge.

         During the first quarter of each year under the Abbott Distribution Agreement, the Company and Abbott conduct a reconciliation of several items, including the reconciliation of the annual prepayments made by Abbott against future incremental cartridge sales, which amounted to approximately $10.2 million. During the first quarter the Company applied approximately $3.1 million of the credit to regular trade receivables from Abbott. As a result of the remaining credit due to Abbott at March 31, 2002, the net balance is a liability in the amount of approximately $4.0 million (comprised of gross receivables of approximately $3.8 million offset by a credit balance owed to Abbott of approximately $7.8 million) and is classified as “Accounts payable to related party, net” within short-term liabilities.

         The Company expects its cash and cash equivalents to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future. However, numerous factors may change this expectation, including the results of its sales and marketing activities and its new product development efforts, manufacturing difficulties, manufacturing efficiencies and plant expansion plans, the results of litigation and other dispute resolution proceedings, competitive conditions, long-term strategic decisions (including the continuation or termination of the Abbott alliance), and other factors listed under “Factors That May Affect Future Results” in the Company’s 2001 Annual Report on Form 10-K on file with the Securities and Exchange Commission. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

i-STAT CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

         International sales are invoiced and paid in U.S. dollars. However, the cartridge price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies because the price paid by customers to our partners is set in local currencies. When the value of foreign currencies changes with respect to the U.S. dollar, the price paid by our partners to us changes due to the foreign exchange conversion of local currency prices. Price reductions are limited, however, by guaranteed U.S. dollar minimum prices established for each cartridge.

         The Company’s cartridge manufacturing is conducted through a wholly-owned subsidiary in Canada. Most manufacturing labor and overhead costs of this subsidiary are incurred in Canadian dollars, while some raw material purchases are made in U.S. dollars. The Canadian operation is primarily funded by payments in U.S. dollars made by the U.S. parent Company for cartridges purchased for resale to its customers. Since most of the cartridge manufacturing expenses are incurred in Canadian dollars, the cost of products sold and therefore, the Company’s consolidated results of operations and cash flows can be impacted by a change in exchange rates between the Canadian dollar and the U.S. dollar.

         The impact of inflation on the Company’s business has been minimal and is expected to be minimal for the near-term.

         Contingencies

         The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova. On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit are covered under the Patent and the license agreement. Nova is seeking royalties from July 1, 2001 to date. If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $0.8 million in respect of products sold through March 31, 2002. The Company plans to defend this matter vigorously.

         The Company and Abbott Laboratories (“Abbott”) are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume. This disputed item relates to different interpretations of certain terms of the Distribution Agreement between Abbott and the Company. If this disagreement is not resolved amicably, under the Distribution Agreement between the Company and Abbott it must be resolved through binding arbitration. Management of the Company believes that Abbott’s position on this issue in dispute is without merit and that, in the event that this issue is resolved through arbitration, the Company will not incur any additional liability to Abbott. The amount in dispute is approximately $1.1 million at March 31, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute. Such adjustment would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.

i-STAT CORPORATION
(continued)

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

         On June 20, 2001, FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity’s statement of financial position at the beginning of that fiscal year, regardless of when those previously recognized assets were initially recognized. This Statement supersedes APB Opinion No. 17, “Intangible Assets.” It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted this statement in the first quarter of 2002, as required, and there was no impact on the Company’s financial position or results of operations.

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

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” MAY RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE “FORWARD-LOOKING STATEMENTS,” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC AND GEOPOLITICAL CONDITIONS AFFECTING THE COMPANY’S TARGET MARKETS, ACTS OF TERRORISM, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT-OF-CARE-BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES. SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

i-STAT CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent. Consequently, the Company does not believe that it owes any additional royalties to Nova. On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit are covered under the Patent and the license agreement. Nova is seeking royalties from July 1, 2001 to date. If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $0.8 million in respect of products sold through March 31, 2002. The Company plans to defend this matter vigorously.

EXHIBIT INDEX

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

3.2	By-Laws (Form 10-K for fiscal year ended December 31, 1996)*

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

3.5	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Form 10-Q for the quarterly period ended September 30, 2001)*

3.6	Certificate of Amendment to the Restated Certificate of Incorporation (Form 10-Q for the quarterly period ended September 30, 2001)*

3.7	Certificate of Designation, Preferences and Rights of Series D Preferred Stock (Form 10-K for fiscal year ended December 31, 2001.)*

4.1	Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

(b)	Reports on Form 8-K

On April 1, 2002, the Company filed a current Report on Form 8-K attaching press releases pertaining to adjustments to its previously announced 2001 financial results and the acknowledgement by the Company that Abbott Laboratories had met the minimum three-year growth rate milestone provided for in its Distribution Agreement with the Company.

i-STAT CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2002

i-STAT CORPORATION (Registrant)

BY:	/s/William P. Moffitt

William P. Moffitt President and Chief Executive Officer (Principal Executive Officer)

BY:	/s/Roger J. Mason

Roger J. Mason Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Accounting Officer)