Form 10-Q
period 2002-06-30
I STAT CORPORATION /DE/
filed 2002-08-14
CIK 882365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒	No ☐

The number of shares outstanding of each of the Issuer’s classes of Common Stock as of the latest practicable date.

Class	August 12, 2002

Common Stock, $0.15 par value	20,117,110

i-STAT CORPORATION

i-STAT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net revenues:
Related party product sales	$12,376	$11,936	$23,932	$22,244
Third party product sales	2,229	1,929	4,898	3,774
Other related party revenues	175	175	350	350
Other third party revenues	—	327	—	327
Total net revenues	14,780	14,367	29,180	26,695

Cost of products sold	12,198	12,045	24,946	22,571
Research and development	1,937	1,985	3,874	3,929
General and administrative	2,013	1,929	3,399	3,504
Sales and marketing	2,529	2,327	4,799	4,739
Litigation settlement	—	10,491	—	10,491
Total operating expenses	18,677	28,777	37,018	45,234

Operating loss	(3,897)	(14,410)	(7,838)	(18,539)

Other income, net	322	188	511	491

Net loss	(3,575)	(14,222)	(7,327)	(18,048)

Dividends on Preferred Stock	(274)	—	(823)	—
Accretion of Preferred Stock	(111)	—	(223)	—

Net loss available to Common Stockholders	$(3,960)	$(14,222)	$(8,373)	$(18,048)

Basic and diluted net loss per share available to Common Stockholders	$(0.20)	$(0.78)	$(0.42)	$(0.99)

Shares used in computing basic and diluted net loss per share available to Common Stockholders	20,084,703	18,305,715	20,033,059	18,268,956

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

(unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$28,512	$43,112
Accounts receivable, net	761	546
Accounts receivable from related party, net	6,905	—
Inventories	11,781	13,393
Prepaid expenses and other current assets	995	1,924
Total current assets	48,954	58,975

Plant and equipment, net of accumulated depreciation of $34,700 in 2002 and $31,151 in 2001	14,867	14,964
Other assets	2,034	1,950
Total assets	$65,855	$75,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,578	$2,662
Accounts payable to related party, net	—	2,673
Accrued expenses	4,407	4,896
Deferred revenue- related party, current	47	662
Total current liabilities	7,032	10,893

Deferred liability - related party, non-current	5,027	5,058
Total liabilities	12,059	15,951

Series D Redeemable Convertible Preferred Stock, liquidation value $31,350	26,732	25,334

Stockholders’ equity:
Preferred Stock, $0.10 par value, 7,000,000 shares authorized:
Series A Junior Participating Preferred Stock, $0.10 par value, 1,500,000 shares authorized; none issued	—	—
Series C Convertible Preferred Stock, $0.10 par value, 25,000 shares authorized; none issued	—	—
Common Stock, $0.15 par value, 50,000,000 shares authorized: 20,157,927 and 20,107,483 shares issued, and 20,117,110 and 20,066,666 shares outstanding in 2002 and 2001, respectively	3,024	3,016
Treasury Stock, at cost, 40,817 shares	(750)	(750)
Additional paid-in capital	254,259	255,442
Unearned compensation	—	(55)
Loan to officer, net	(255)	(417)
Accumulated deficit	(227,512)	(220,185)
Accumulated other comprehensive loss	(1,702)	(2,447)
Total stockholders’ equity	27,064	34,604
Total liabilities and stockholders’ equity	$65,855	$75,889

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(7,327)	$(18,048)
Adjustments to reconcile net loss to net cash used in operating activities	2,282	(1,598)
Changes in assets and liabilities	(7,654)	13,843
Net cash used in operating activities	(12,699)	(5,803)

Cash flows from investing activities:
Purchase of equipment	(1,625)	(3,307)
Other	(180)	(105)
Net cash used in investing activities	(1,805)	(3,412)

Cash flows from financing activities:
Proceeds from stock options exercised	87	2,029
Expenses related to private placement of Series D Redeemable Convertible Preferred Stock and Warrants	(50)	—
Net cash provided by financing activities	37	2,029

Effect of currency exchange rate changes on cash	(133)	7

Net decrease in cash and cash equivalents	(14,600)	(7,179)
Cash and cash equivalents at beginning of period	43,112	19,536
Cash and cash equivalents at end of period	$28,512	$12,357

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.             General

Basis of Presentation

The information presented as of June 30, 2002 and 2001, and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals except for the inventory adjustment discussed in Note 2 and the litigation settlement discussed in Note 3) which the management of i-STAT Corporation (the “Company”) believes to be necessary for the fair presentation of results for the periods presented.  The results for the interim periods are not necessarily indicative of results to be expected for the year.  The December 31, 2001 consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, including the Notes thereto, which were included as part of the Company’s Annual Report on Form 10-K, File No. 0-19841.

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

Options to purchase 3,360,354 shares of common stock with exercise prices of $4.41 - $32.58 per share, which expire on various dates from December 2002 to June 2012, were outstanding at June 30, 2002.  In addition, warrants to purchase 1,875,357.5 shares of Common Stock at $8.00 per share were outstanding at June 30, 2002.  The options and warrants were not included in the computation of diluted loss per share because the effect would be antidilutive due to the Company’s net loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands of dollars)
Net loss	$(3,575)	$(14,222)	$(7,327)	$(18,048)
Other comprehensive income (loss):
Foreign currency translation	729	661	745	(232)
Comprehensive loss	$(2,846)	$(13,561)	$(6,582)	$(18,280)

Foreign Currency Translation/Transactions

In general, balance sheet amounts from the Company’s Canadian Subsidiary have been translated using exchange rates in effect at the balance sheet dates and the resulting translation adjustments have been included in the accumulated other comprehensive loss as a separate component of Consolidated Stockholder’s Equity.  The Statement of Operations from the Company’s Canadian subsidiary has been translated using the average monthly exchange rates in effect during each period presented.  Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company's Canadian subsidiary and that subsidiary's deemed ability to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 "Foreign Currency Translation." SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company's results of operations.  Foreign currency gains of $0.1 million were recorded for both the three months and six months ending June 30, 2002.  These gains were primarily the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the intercompany debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation.  The amount of these gains and losses could be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

Recently Issued Accounting Pronouncements:

On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life.  The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

In May 2002, FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.”  SFAS No. 145 is effective for fiscal years after May 15, 2002 and is effective for SFAS No. 13 transactions occurring after May 15, 2002.  This statement rescinds SFAS No. 4 and, thus the exception to applying Accounting Principles Board Opinion No. 30 (“APB No. 30”) to all gains and losses related to extinguishments of debt.  As a result, gains and losses from extinguishments of debt are classified as extraordinary items only if they met the criteria in APB No. 30.  SFAS No. 64 previously amended SFAS No. 4 and is no longer necessary.  This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement rescinds SFAS No. 44 and makes various technical corrections to other existing pronouncements.  The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

On July 29, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3.  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  Therefore, this statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operation.

2.             Inventories

Inventories consist of the following:

	June 30, 2002	December 31, 2001
	(In thousands of dollars)

Raw materials	$4,515	$4,462
Work-in-process	3,812	3,058
Finished goods	3,454	5,873
	$11,781	$13,393

In the first quarter of 2002, the Company recorded a charge of $1.6 million related to the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate (the entire $1.6 million relates to inventory produced during the first quarter of 2002).  This charge was in addition to a charge of $1.7 million that was recorded in the fourth quarter of 2001 related to the same quality check rejection rate issue.  At December 31, 2001, as a result of the charges, finished goods inventory are presented net of an aggregate reserve of $1.0 million.  In addition, a reserve of $0.2 million and $0.6 million related to the replacement of certain cartridges in the field is recorded in accrued expenses at June 30, 2002 and December 31, 2001, respectively.

3.             Commitments and Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant.  The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”).  In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement.  The plaintiff appealed the dismissal to the Federal Circuit.  The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.”  On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001.  Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note.  The promissory note was prepaid on August 3, 2001.  The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent.  The royalties are payable through the life of the Patent (July 22, 2005).  The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent.  Consequently, the Company does not believe that it owes any additional royalties to Nova.  On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit is covered under the Patent and the license agreement.  Nova is seeking royalties from July 1, 2001.  If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $1.1 million in respect of products sold from July 1, 2001 through June 30, 2002.  The Company plans to defend this matter vigorously.

The Company and Abbott Laboratories (“Abbott”) are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume.  This disputed item relates to different interpretations of certain terms of the Company’s exclusive marketing and distribution agreement with Abbott dated August 3, 1998 (the “Distribution Agreement”).  If this disagreement is not resolved amicably, it must be resolved through binding arbitration as prescribed under the Distribution Agreement.  Management of the Company believes that Abbott’s position on this issue in dispute is without merit and that, in the event that this issue is resolved through arbitration, the Company will not incur any additional liability to Abbott.  The amount in dispute is approximately $1.1 million at June 30, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute.  Such adjustment would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.

4.             Related Party Transactions

On July 25, 2002, the Company announced its intention to terminate its Distribution Agreement with Abbott, effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003 a $5.0 million one-time termination fee to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) on December 31, 2003 $5.0 million representing the unrecogized portion of a $25.0 million prepayment made by Abbott against incremental product sales, (c) early in 2004, approximately $5.0 million to repurchase inventory and equipment from Abbott, as required in the Distribution Agreeement, and (d) on December 31, 2004 and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during the final twelve months of the Distribution Agreement term, approximately $55 million.   These payments will have a material impact on the Company’s cash flows and results of operations.  The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments.  The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004.  During the quarter ended June 30, 2002, these actions included hiring six additional sales personnel.  The Company anticipates further additions of personnel in the coming quarters.  The Company may incur additional costs or recognize lower revenues than anticipated as a result of resuming direct distribution of its products.

Net product sales to Abbott were $12.4 million and $11.9 million for the three months ended June 30, 2002 and 2001, respectively and $23.9 million and $22.2 million for the six months ended June 30, 2002 and 2001, respectively.  Other related party revenues from Abbott were  $0.2 million in each of the three-month periods ended June 30, 2002 and 2001 and $0.4 million in each of the six month periods ended June 30, 2002 and 2001.  The other related party revenues from Abbott consist of amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

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

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite® ACT (activated clotting time), arterial blood gases (pH, PCO2 and PO2), and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed.  The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology.  During the second quarter of 2002, the Company received approval from the Food and Drug Administration to market a test which measures Prothrombin Time (“PT”).  The Company expects to begin shipment of the PT test for initial evaluation in the third quarter of 2002 with the first revenue shipments of the product expected to occur in the first quarter of 2003.  The Company is currently developing two additional tests for the measurement of coagulation:  kaolin ACT and partial thromboplastin time (“aPTT”).  Subject to regulatory approvals, the Company expects to begin commercial introduction of the kaolin ACT test in early 2003.  The Company also is conducting research and development on cardiac marker tests, the first of which utilizes the Troponin I immunoassay.  The Troponin I test is scheduled to commence clinical trials late in 2002 and, subject to regulatory approvals, to be commercially introduced in 2003.  In the fourth quarter of 2000, the Company introduced the i-STAT 1 Analyzer.  The i–STAT 1 Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense® glucose strips on one integrated hand-held device.  The i-STAT 1 Analyzer also incorporates a number of enhancements, including a bar code reader, an improved user interface, and an enhanced data management system which, in conjunction with a central data management system developed by the Company, enhances the customer’s ability to centrally manage a widely distributed point-of-care testing program.

Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through Japanese marketing partners, in Europe through Hewlett-Packard Company and in Mexico, South America, China, Australia, and certain other Asian and Pacific Rim countries, through selected distribution channels.  On August 3, 1998, the Company entered into a long-term sales, marketing and research alliance with Abbott Laboratories (“Abbott”), which, among other things, since November 1, 1998, has altered significantly the manner in which the Company markets and sells its products worldwide.  The majority of the Company’s revenues are now derived from Abbott.  Please see “Alliance with Abbott Laboratories” under Item 7 of the Company’s Annual Report on Form 10–K for the year ended December 31, 2001 for a description of the Company’s agreements with Abbott.

On July 25, 2002, the Company announced its intention to terminate its exclusive marketing and distribution agreement dated August 3, 1998 (the “Distribution Agreement”) with Abbott, effective December 31, 2003.  As a result, the Company is obligated to make the following payments on the dates noted: (a) on December 31, 2003 a $5.0 million one-time termination fee to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) on December 31, 2003 $5.0 million representing the unrecognized portion of a $25.0 million prepayment made by Abbott against incremental product sales, (c) early in 2004, approximately $5.0 million to repurchase inventory and equipment from Abbott, as required in the Distribution Agreement, and (d) on December 31, 2004 and on each December 31 thereafter through 2008, for a total of five unequal payments, residual payments based upon Abbott’s net sales of the Company’s products during the final twelve months of the Distribution Agreement term,  approximately $55 million.  These payments will have a material impact on the Company’s cash flows and results of operations.  These payments will have a material impact on the Company’s cash flows and results of operations.  The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the

Company’s products, will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments.  The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004.  During the quarter ended June 30, 2002 these actions included hiring six additional sales personnel.  The Company anticipates further additions of personnel in coming quarters.  The Company may incur additional costs or recognize lower revenues than anticipated as a result of resuming direct distribution of its products.

Results of Operations

Three Months Ended June 30, 2002

The Company generated total net revenues of $14.8 million and $14.4 million for the three months ended June 30, 2002 and 2001, respectively, including international net revenues (as a percentage of total net revenues) of $3.9 million (26.1%) and $3.5 million (24.1%), respectively.  Total net revenues from Abbott represented 84.9% and 84.3% of the Company’s worldwide total net revenues for the three months ended June 30, 2002 and 2001, respectively.

The $0.4 million, or 2.9%, increase in total net revenues was primarily due to increased shipment volumes of the Company’s cartridges.  Total worldwide cartridge shipments increased by 13.6% to 3,407,850 units in the three months ended June 30, 2002, from 2,999,350 units in the three months ended June 30, 2001.  The increase in cartridge sales volume reflects higher cartridge consumption by existing hospital users and the addition of new hospital accounts in the international market.  The increase in worldwide cartridge volume was partially offset by a decrease in worldwide average selling prices per cartridge, which decreased from $3.35 in the second quarter of 2001 to $3.30 in the second quarter of 2002.  The decrease in worldwide average selling prices is primarily attributable to lower end-user selling prices in Japan.  Worldwide hand-held analyzer shipments decreased 11.4% to 846 units in the three months ended June 30, 2002, from 955 units in the three months ended June 30, 2001.  Other related party revenues were $0.2 million in each of the three-month periods ended June 30, 2002 and June 30, 2001.

Manufacturing costs (as a percentage of product sales) associated with product sales for the three months ended June 30, 2002 and 2001 were $12.2 million (83.5%) and $12.0 million (86.9%), respectively.  Cost of products sold as a percentage of product sales generally decreases with increased production volumes of the Company’s cartridges and with improvements in manufacturing productivity yields.

The Company incurred research and development costs (as a percentage of total net revenues) of $1.9 million (13.1%) and $2.0 million (13.8%) for the three months ended June 30, 2002 and 2001, respectively.  Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.  Research and development expenditures may increase over the next several years.  The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company’s development objectives and the success of its development programs.

The Company incurred general and administrative expenses (as a percentage of total net revenues) of  $2.0 million (13.6%) and $1.9 million (13.4%) for the three months ended June 30, 2002 and 2001, respectively.  General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure.

The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $2.5 million (17.1%) and $2.3 million (16.2%) for the three months ended June 30, 2002 and 2001, respectively.  Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, business development and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs.  A portion of the costs of the implementation coordinators is reimbursed by Abbott, and as a result, $0.2 million of reimbursement is included in total net revenues in each of the three-month periods ended June 30, 2002 and 2001.  The increase in sales and marketing expenses is primarily attributable to the increase in sales personnel as the Company prepares to assume primary responsibility for the

marketing and sale of its products.   The Company anticipates further personnel additions and increased sales and marketing costs in the coming quarters.

Other income, net, of $0.3 million and $0.2 million for the three months ended June 30, 2002 and 2001, respectively, primarily reflects interest income earned on cash and cash equivalents and the net impact of foreign currency gains and losses.  Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company's Canadian subsidiary and that subsidiary's deemed ability to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 "Foreign Currency Translation."  SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company's results of operations.  Foreign currency gains of $0.1 million were recorded for the three months ended June 30, 2002.  These gains were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the intercompany debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation.  The amount of the gains and losses could be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

During the three months ended June 30, 2001, the Company recognized settlement costs of $10.5 million related to the settlement of the patent infringement lawsuit with Nova Biomedical Corporation, of which $10.0 million was a settlement payment to Nova and $0.5 million was for retroactive royalties due to Nova based on sales of certain products.

In the second quarter of 2002, the Company recorded accretion of Preferred Stock of $0.1 million and dividends on Preferred Stock of $0.3 million.  The accretion of Preferred Stock relates to the issuance by the Company of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December of 2001.  The accretion recorded by the Company reflects amortization of the difference between the net fair value at issuance and the redemption (or stated) value of such stock.  The Series D Stock is being accreted over a period of ten years.

The Series D Stock carries a dividend of 8%, which is either accrued or paid in cash quarterly, at the option of the Company.  The second quarter 2002 dividend on the Series D Stock was recorded at its fair value of $0.3 million.  The dividend was not paid in cash and its stated value of $0.6 million was accrued and added to the carrying value and liquidation preference of the Series D Stock.  The difference between the stated value and the fair value of the dividend was recorded as a charge to additional paid-in-capital.

Net loss available to Common Stockholders for the three months ended June 30, 2002 was $4.0 million, or 20 cents per basic and diluted share, compared with a net loss of $14.2 million, or 78 cents per basic and diluted share, for the second quarter of 2001.  The decrease in the net loss is primarily related to the settlement costs recognized in the second quarter of 2001 by the Company as part of the Nova Biomedical Corporation patent infringement resolution.  The weighted average number of shares used in computing basic and diluted net loss per share was 20.085 million and 18.306 million in the 2002 and 2001 periods, respectively.  The increase in the weighted average number of shares primarily reflects the issuance of 1,480,000 shares of Common Stock in August 2001 and the exercise of employee stock options.

Six Months Ended June 30, 2002

The Company generated total net revenues of $29.2 million and $26.7 million for the six months ended June 30, 2002 and 2001, respectively.  Total net revenues included international revenues (as a percentage of total revenues) of  $7.9 million (26.9%) and $6.6 million (24.9%), respectively.  Total net revenues from Abbott represented 83.2% and 84.6% of the Company’s worldwide total net revenues for the six months ended June 30, 2002 and 2001, respectively.

The $2.5 million (9.3%) increase in total net revenues was primarily due to increased international sales volume of the Company’s cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers, along with increased sales of the i-STAT 1 analyzer.  Worldwide cartridge sales increased 5.9% to 6,097,675 units in the six months ended June 30, 2002, from 5,758,350 units in the six months ended June 30, 2001.   Worldwide average selling prices per cartridge were $3.37 in both periods ended June 30, 2002 and June 30, 2001.  Analyzer sales volume increased 17.6% to 2,021 units in the six months ended June 30, 2002, from 1,719 units in the six months ended June 30, 2001.  Other related party revenues were $0.4 million in each of the six-month periods ended June 30, 2002 and June 30, 2001.

Manufacturing costs (as a percentage of product sales) associated with product sales for the six months ended June 30, 2002 and 2001 were $24.9 million (86.5%) and $22.6 million (86.8%), respectively.  Cost of products sold, as a percentage of product sales, generally decreases with increased production volume of the Company’s cartridges and improvements in manufacturing productivity and yields.  Cost of products sold, as a percentage of product sales, improved for the six months ended June 30, 2002 as compared to 2001 due to increased production volume, which caused fixed manufacturing costs to be spread over a larger number of product units, and the fact that the first half of 2001 was negatively impacted by reduced levels of production and higher than normal scrap levels.  However, cost of products sold as a percentage of product sales was negatively impacted by a charge of $1.6 million recorded in the first quarter of 2002 for the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate.

The Company incurred research and development costs (as a percentage of total net revenues) of $3.9 million (13.3%) and $3.9 million (14.7%) for the six months ended June 30, 2002 and 2001, respectively.  Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. Research and development expenditures may increase over the next several years.  The amount and timing of such increase will depend upon numerous factors including the level of activity at any point in time, the breadth of the Company’s development objectives and the success of its development programs.

The Company incurred general and administrative expenses (as a percentage of total net revenues) of  $3.4 million (11.6%) and $3.5 million (13.1%) for the six months ended June 30, 2002 and 2001, respectively.  General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure.

The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $4.8 million (16.4%) and $4.7 million (17.6%) for the six months ended June 30, 2002 and 2001, respectively.  Sales and marketing expenses consist primarily of salaries, benefits, travel, and other expenditures for sales representatives, product implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs.  A portion of the costs of product implementation coordinators is reimbursed by Abbott, and as result, total net revenues and gross profit include $0.4 million of such reimbursement in each of the six-month periods ended June 30, 2002 and 2001. The increase in sales and marketing expenses is primarily attributable to the increase in sales personnel as the Company prepares to assume primary responsibility for the marketing and sale of its products.   The Company anticipates further personnel additions and increased sales and marketing costs in the coming quarters.

Other income, net, of $0.5 million for the six months ended June 30, 2002 and 2001, primarily reflects interest income earned on cash and cash equivalents and the net impact of foreign currency gains and losses.  Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company's Canadian subsidiary and that subsidiary's deemed ability to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 "Foreign Currency Translation."  SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company's results of operations.  Foreign currency gains of $0.1 million were recorded for the six months ended June 30, 2002.  These gains were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the intercompany debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation.  The amount of the gains and losses could be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

During the six months ended June 30, 2001, the Company recognized settlement costs of $10.5 million related to the settlement of the patent infringement lawsuit with Nova Biomedical Corporation, of which $10.0 million was a settlement payment to Nova and $0.5 million was for retroactive royalties due to Nova based on sales of certain products.

During the six months ended June 30, 2002, the Company recorded accretion of Preferred Stock of $0.2 million and dividends on Preferred Stock of $0.8 million.  The accretion of Preferred Stock relates to the issuance by the Company of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December of 2001.  The accretion recorded by the Company reflects amortization of the difference between the net fair value at issuance and the redemption (or stated) value of such stock.  The Series D Stock is being accreted over a period of ten years.

The Series D Stock carries a dividend of 8%, which is either accrued or paid in cash quarterly, at the option of the Company.  The dividend on the Series D Stock was recorded at its fair value of $0.8 million for the six months ended June 30, 2002.  The dividend was not paid in cash and its stated value of $1.2 million was accrued and added to the carrying value and liquidation preference of the Series D Stock.  The difference between the stated value and the fair value of the dividend was recorded as a charge to additional paid-in-capital.

Net loss available to Common Stockholders for the six months ended June 30, 2002 was $8.4 million, or 42 cents per basic and diluted share, compared with a net loss of $18.0 million, or 99 cents per basic and diluted share for the six months ended June 30, 2001.  The weighted average number of shares used in computing basic and diluted net loss per share was 20.033 million and 18.269 million in the 2002 and 2001 periods, respectively. The increase in the weighted average number of shares primarily reflects the issuance of 1,480,000 shares of Common Stock in August 2001 and the exercise of employee stock options.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash and cash equivalents of $28.5 million, a decrease of $14.6 million from the December 31, 2001 balance of $43.1 million.  The decrease primarily reflects $12.7 million of cash used in operating activities as a result of the application of  $10.2 million received from Abbott in prior periods to amounts owed by Abbott, combined with $1.6 million of equipment purchases.  Working capital decreased by $6.2 million from $48.1 million to $41.9 million during the same period.  Changes in working capital during the six months ended June 30, 2002 were primarily comprised of the decrease in cash and cash equivalents of $14.6 million and the decrease in inventory of $1.6 million offset by an increase in accounts receivable of $6.9 million, a decrease in accounts payable to related party of $2.7 million and a decrease in deferred revenue — related party, current of $0.6 million.

The Company expects its cash and cash equivalents to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future, including those payment obligations to Abbott that result from termination of the Distribution Agreement, as described previously.  However, numerous factors may change this expectation, including the results of the Company’s sales and marketing activities, particularly upon its resumption of direct marketing and sale of its products and its new product development efforts, manufacturing difficulties, manufacturing efficiencies and plant expansion plans, the results of litigation and other dispute resolution proceedings, competitive conditions, long-term strategic decisions, and other factors listed under “Factors That May Affect Future Results” in the Company’s 2001 Annual Report on Form 10-K on file with the Securities and Exchange Commission.  The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

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

Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant.  The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”).  In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement.  The plaintiff appealed the dismissal to the Federal Circuit.  The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.”  On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001.  Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note.  The promissory note was prepaid on August 3, 2001.  The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent.  The royalties are payable through the life of the Patent (July 22, 2005).  The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent.  Consequently, the Company does not believe that it owes any additional royalties to Nova.  On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit is covered under the Patent and the license agreement.  Nova is seeking royalties from July 1, 2001.  If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $1.1 million in respect of products sold from July 1, 2001 through June 30, 2002.  The Company plans to defend this matter vigorously.

The Company and Abbott are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume.  This disputed item relates to different interpretations of certain terms of the Distribution Agreement.  If this disagreement is not resolved amicably, it must be resolved through binding arbitration as prescribed by the Distribution Agreement.  Management of the Company believes that Abbott’s position on this issue in dispute is without merit and that, in the event that this issue is resolved through arbitration, the Company will not incur any additional liability to Abbott.  The amount in dispute is approximately $1.1 million at June 30, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute.  Such adjustment would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.

Recent Accounting Pronouncements

On August 15, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  In addition, the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

In May 2002, FASB issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.”  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and is effective for SFAS No. 13 transactions occurring after May 15, 2002.  This statement rescinds SFAS No. 4 and, thus the exception to applying Accounting Principles Board Opinion No. 30 (“APB No. 30”) to all gains and losses related to extinguishments of debt.  As a result, gains and losses from extinguishments of debt are classified as extraordinary items only if they met the criteria in APB No. 30.  SFAS No. 64 previously amended SFAS No. 4 and is no longer necessary.   This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement rescinds SFAS No. 44 and makes various technical corrections to other existing pronouncements.  The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

On July 29, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3.  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  Therefore, this statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Company does not expect that the adoption of this statement will have a material impact on it financial position or results of operations.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” MAY RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE “FORWARD-LOOKING STATEMENTS,” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD.  SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC AND GEOPOLITICAL CONDITIONS AFFECTING THE COMPANY’S TARGET MARKETS, ACTS OF TERRORISM, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT-OF-CARE-BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES.  IN ADDITION, THE COMPANY’S DECISION TO END ITS ALLIANCE WITH ABBOTT LABORATORIES AND RESUME DIRECT DISTRIBUTION OF ITS PRODUCTS INVOLVES ADDITIONAL RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO QUANTIFY AT THIS TIME.  FOR EXAMPLE, THE COMPANY MAY INCUR COSTS OR RECOGNIZE REVENUES IN CONNECTION WITH RESUMING DIRECT DISTRIBUTION THAT ARE GREATER OR LESSER, RESPECTIVELY, THAN ANTICIPATED.  SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

i-STAT CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant.  The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”).  In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement.  The plaintiff appealed the dismissal to the Federal Circuit.  The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.”  On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001.  Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note.  The promissory note was prepaid on August 3, 2001.  The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent.  The royalties are payable through the life of the Patent (July 22, 2005).  The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent.  Consequently, the Company does not believe that it owes any additional royalties to Nova.  On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit is covered under the Patent and the license agreement.  Nova is seeking royalties from July 1, 2001.  If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $1.1 million in respect of products sold from July 1, 2001 through June 30, 2002.  The Company plans to defend this matter vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

The company held its Annual Meeting of Stockholders on May 30, 2002, at which time three matters were submitted to a vote of stockholders.  A description of the matters voted upon and a voting tabulation for each matter is as follows:

I.                                         Election of six members to the Board of Directors, each to serve until the next Annual Meeting.

	Number of Votes
Name of Nominee	For	Against/Withheld	Abstentions	Broker Non-Votes
J. Robert Buchanan, M.D.	19,331,607	872,748	N/A	N/A
Sam H. Eletr, Ph.D.	19,747,840	456,515	N/A	N/A
Daniel R. Frank	19,747,840	456,515	N/A	N/A
William P. Moffitt	19,741,930	462,425	N/A	N/A
Lionel N. Sterling	19,741,659	462,696	N/A	N/A
Anne M. VanLent	19,334,207	870,148	N/A	N/A

II.                                     Approval of amendment to the Company’s Equity Incentive Plan.

For	Against/Withheld	Abstentions	Broker Non-Votes
16,245,033	3,905,957	53,365	N/A

III.                                 Ratification of the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the Company’s books and accounts for the year 2002.

For	Against/Withheld	Abstentions	Broker Non-Votes
19,768,813	425,797	9,745	N/A

EXHIBIT INDEX

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

3.2	By-Laws (Form 10-K for fiscal year ended December 31, 1996)*

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

3.5	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Form 10-Q for the quarterly period ended September 30, 2001)*

3.6	Certificate of Amendment to the Restated Certificate of Incorporation (Form 10-Q for the quarterly period ended September 30, 2001)*

3.7	Certificate of Designation, Preferences and Rights of Series D Preferred Stock (Form 10-K for fiscal year ended December 31, 2001)*

4.1	Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

10.56	Employment Agreement between Registrant and Lorin J. Randall, dated May 30, 2002

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report

(b)	Reports on Form 8-K

On April 1, 2002, the Company filed a current Report on Form 8-K attaching press releases pertaining to adjustments to its previously announced 2001 financial results and the acknowledgement by the Company that Abbott Laboratories had met the minimum three-year growth rate milestone provided for in its Distribution Agreement with the Company.

On May 31, 2002, the Company filed a current Report on Form 8-K attaching a press release pertaining to the appointment of Lorin Jeffry Randall as Senior Vice President of Finance, Chief Financial Officer and Treasurer and the resignation of Roger J. Mason as Vice President of Finance, Chief Financial Officer and Treasurer.

On July 26, 2002 the Company filed a current Report on Form 8-K attaching press releases pertaining to the notification of its intent to terminate its exclusive marketing and distribution agreement with Abbott Laboratories and disclosing its financial results for the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2002

i-STAT CORPORATION
(Registrant)

	BY:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
(Principal Executive Officer)

	BY:	/s/ Lorin J. Randall
Lorin J. Randall
Senior Vice President of Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)