Form 10-Q
period 2002-09-30
I STAT CORPORATION /DE/
filed 2002-11-14
CIK 882365

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒	No ☐

The number of shares outstanding of each of the Issuer’s classes of Common Stock as of the latest practicable date.

Class	November 11, 2002

Common Stock, $0.15 par value	20,117,110

i-STAT CORPORATION

i-STAT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands of dollars, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
Related party product sales	$12,764	$11,949	$36,696	$34,193
Third party product sales	1,899	2,462	6,797	6,236
Other related party revenues	175	175	525	525
Other third party revenues	—	—	—	327
Total net revenues	14,838	14,586	44,018	41,281

Cost of products sold	9,855	11,574	34,801	34,145
Write-down of certain production assets	1,217	—	1,217	—
Research and development	1,947	1,877	5,821	5,806
Sales and marketing	2,458	2,215	7,257	6,954
Abbott termination charges	52,000	—	52,000	—
General and administrative	1,335	1,718	4,734	5,222
Write-down of certain intangible assets	1,036	—	1,036	—
Litigation settlement	—	—	—	10,491
Total operating expenses	69,848	17,384	106,866	62,618

Operating loss	(55,010)	(2,798)	(62,848)	(21,337)

Other (expense) income, net	(657)	192	(146)	683

Net loss	(55,667)	(2,606)	(62,994)	(20,654)

Dividends on Preferred Stock	(183)	—	(1,006)	—
Accretion of Preferred Stock	(111)	(2,622)	(334)	(2,622)

Net loss available to Common Stockholders	$(55,961)	$(5,228)	$(64,334)	$(23,276)

Basic and diluted net loss per share available to Common Stockholders	$(2.78)	$(0.27)	$(3.21)	$(1.25)
Shares used in computing basic and diluted net loss per share available to Common Stockholders	20,117,110	19,306,880	20,061,384	18,618,732

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands of dollars, except share and per share data)

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$27,586	$43,112
Accounts receivable, net	405	546
Accounts receivable from related party, net	6,688	—
Inventories	13,287	13,393
Prepaid expenses and other current assets	897	1,924
Total current assets	48,863	58,975

Plant and equipment, net of accumulated depreciation of $34,857 in 2002 and $31,151 in 2001	12,599	14,964
Other assets	1,067	1,950
Total assets	$62,529	$75,889

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,728	$2,662
Accounts payable to related party, net	—	2,673
Accrued expenses	4,398	4,896
Deferred revenue - related party, current	42	662
Total current liabilities	7,168	10,893

Long-term liability - related party, non-current	57,019	5,058
Total liabilities	64,187	15,951
Series D Redeemable Convertible Preferred Stock, liquidation value $31,977	27,471	25,334
Stockholders’ (deficit) equity:
Preferred Stock, $0.10 par value, 7,000,000 shares authorized:
Series A Junior Participating Preferred Stock, $0.10 par value, 1,500,000 shares authorized; none issued	—	—
Series C Convertible Preferred Stock, $0.10 par value, 25,000 shares authorized; none issued	—	—
Common Stock, $0.15 par value, 50,000,000 shares authorized: 20,157,927 and 20,107,483 shares issued, and 20,117,110 and 20,066,666 shares outstanding in 2002 and 2001, respectively	3,024	3,016
Treasury Stock, at cost, 40,817 shares	(750)	(750)
Additional paid-in capital	253,520	255,442
Unearned compensation	—	(55)
Loan to officer, net	(174)	(417)
Accumulated deficit	(283,179)	(220,185)
Accumulated other comprehensive loss	(1,570)	(2,447)
Total stockholders’ (deficit) equity	(29,129)	34,604
Total liabilities and stockholders’ (deficit) equity	$62,529	$75,889

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(62,994)	$(20,654)
Adjustments to reconcile net loss to net cash used in operating activities	5,858	(1,870)
Changes in assets and liabilities	43,555	7,211
Net cash used in operating activities	(13,581)	(15,313)

Cash flows from investing activities:
Restricted cash collateralizing letters of credit	—	(21,541)
Purchase of equipment	(2,328)	(3,877)
Other	(299)	(160)
Net cash used in investing activities	(2,627)	(25,578)

Cash flows from financing activities:
Proceeds from stock options exercised	87	2,053
Proceeds from private placement of Common Stock, net	—	12,326
Proceeds from private placement of Series C Convertible Preferred Stock	—	20,463
Expenses related to private placement of Series D Redeemable Convertible
Preferred Stock and Warrants	(50)	—
Net cash provided by financing activities	37	34,842

Effect of currency exchange rate changes on cash	645	(22)

Net decrease in cash and cash equivalents	(15,526)	(6,071)
Cash and cash equivalents at beginning of period	43,112	19,536
Cash and cash equivalents at end of period	$27,586	$13,465

The accompanying notes are an integral part of these consolidated condensed financial statements.

i-STAT CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.                                      General

Basis of Presentation

The information presented as of September 30, 2002 and 2001, and for the periods then ended, is unaudited, but includes all adjustments (consisting of normal recurring accruals except for the inventory adjustment discussed in Note 2, the litigation settlement discussed in Note 3, the Abbott termination charges discussed in Note 4 and the impairment of certain assets discussed in Note 5) which the management of i-STAT Corporation (the “Company”) believes to be necessary for the fair presentation of results for the periods presented.  The results for the interim periods are not necessarily indicative of results to be expected for the year.  The December 31, 2001 consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2001, including the Notes thereto, which were included as part of the Company’s Annual Report on Form 10-K, File No. 0-19841.

Basic and Diluted Loss per Share

Basic loss per share is calculated by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding for the period.  Diluted earnings per share would reflect the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.  The Company has not included potentially dilutive Common Shares in the diluted per-share computation for all periods presented, as the result is antidilutive due to the Company’s net loss.

Options to purchase 4,254,989 shares of common stock with exercise prices of $2.24 — $32.58 per share, which expire on various dates from December 2002 to September 2012, were outstanding at September 30, 2002.  In addition, warrants to purchase 1,875,357.5 shares of Common Stock at $8.00 per share were outstanding at September 30, 2002.  The options and warrants were not included in the computation of diluted loss per share because the effect would be antidilutive due to the Company’s net loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands of dollars)
Net loss	$(55,667)	$(2,606)	$(62,994)	$(20,654)
Other comprehensive income (loss):

Foreign currency translation	132	(692)	877	(924)

Comprehensive loss	$(55,535)	$(3,298)	$(62,117)	$(21,578)

Foreign Currency Translation/Transactions

In general, balance sheet amounts from the Company’s Canadian subsidiary have been translated using exchange rates in effect at the balance sheet dates and the resulting translation adjustments have been included in the accumulated other comprehensive loss as a separate component of Consolidated Stockholder’s (Deficit) Equity.  The Statement of Operations from the Company’s Canadian subsidiary has been translated using the average monthly exchange rates in effect during each period presented.  Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 “Foreign Currency Translation.”  SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations.  Foreign currency losses of $0.8 million and $0.6 million were recorded in other (expense) income, net for the three months and nine months ending September 30, 2002, respectively.  These losses were primarily the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation.  The amount of these gains and losses could be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

Recently Issued Accounting Pronouncements:

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.”  SFAS No. 145 is effective for fiscal years after May 15, 2002 and is effective for SFAS No. 13 transactions occurring after May 15, 2002.  This statement rescinds SFAS No. 4 and, thus the exception to applying Accounting Principles Board Opinion (“APB”) No. 30 to all gains and losses related to extinguishments of debt.  As a result, gains and losses from extinguishments of debt are classified as extraordinary items only if they met the criteria in APB No. 30.  SFAS No. 64 previously amended SFAS No. 4 and is no longer necessary.  This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement rescinds SFAS No. 44 and makes various technical corrections to other existing pronouncements.  The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

On July 29, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3.  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operation.

2.                                      Inventories

Inventories consist of the following:

	September 30, 2002	December 31, 2001
	(In thousands of dollars)
Raw materials	$4,253	$4,462
Work-in-process	3,780	3,058
Finished goods	5,254	5,873
	$13,287	$13,393

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

3.                                      Commitments and Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant.  The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”).  In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement.  The plaintiff appealed the dismissal to the Federal Circuit.  The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.”  On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001.  Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note.  The promissory note was prepaid on August 3, 2001.  The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent.  The royalties are payable through the life of the Patent (July 22, 2005).  The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent.  Consequently, the Company does not believe that it owes any additional royalties to Nova.  On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit is covered under the Patent and the license agreement.  Nova is seeking royalties from July 1, 2001.  If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $1.4 million in respect of products sold from July 1, 2001 through September 30, 2002.  An arbitration hearing is scheduled for November 22, 2002.  The Company plans to defend this matter vigorously.

The Company and Abbott Laboratories (“Abbott”) are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume.  This disputed item relates to different interpretations of certain terms of the Company’s exclusive marketing and distribution agreement with Abbott dated August 3, 1998 (the “Distribution Agreement”).  If this disagreement is not resolved amicably, it must be resolved through binding arbitration as prescribed under the Distribution Agreement.  Management of the Company believes that Abbott’s position on this issue in dispute is without merit and that, in the event that this issue is successfully resolved through arbitration, the Company will not incur any additional liability to Abbott.  The amount in dispute is approximately $1.2 million at September 30, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute.  Such adjustment would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.

4.                                      Related Party Transactions

On July 25, 2002, the Company announced its intention to allow its Distribution Agreement with Abbott to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003 a $5.0 million one-time termination fee to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) on December 31, 2003 $5.0 million representing the unrecogized portion of a $25.0 million prepayment made by Abbott against incremental product sales, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, as required in the Distribution Agreeement, and (d) on December 31, 2004 and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during the final twelve months of the Distribution Agreement term, approximately $47.0 million.  The Company recognized the $5.0 million one-time termination fee and the $47.0 million estimated residual payments expenses in the third quarter of 2002.  Since the  Abbott residual payments are based on Abbott actual net sales during the final twelve months of the Distribution Agreement term, the estimated liability for these residual payments is subject to change as the actual net sales become known.  These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows.  The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments to Abbott.  The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004.  These actions have included hiring additional sales personnel, a vice president of medical affairs and an executive vice president of commercial operations.  The Company anticipates further additions of sales and marketing personnel in the coming quarters.  The Company may incur additional costs or recognize lower revenues than anticipated as a result of resuming direct distribution of its products, which may adversely impact the Company’s future results of operations and cash flows.

Net product sales to Abbott were $12.8 million and $11.9 million for the three months ended September 30, 2002 and 2001, respectively, and $36.7 million and $34.2 million for the nine months ended September 30, 2002 and 2001, respectively.  Other related party revenues from Abbott were $0.2 million in each of the three-month periods ended September 30, 2002 and 2001 and $0.5 million in each of the nine-month periods ended September 30, 2002 and 2001.  The other related party revenues from Abbott consist of amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

5.                                      Impairment of Certain Assets

During the third quarter of 2002, the Company reviewed its plant and equipment assets and determined that a write-down of $1.2 million was required for certain fixed assets that were associated with certain projects at the Company’s manufacturing facility in Canada.  The Company abandoned these projects due to the identification of more efficient alternatives.  The write-down reduced the carrying value of those assets down to their estimated fair values of zero.  The write-down is included in the Consolidated Statement of Operations as a separate line item.

During the third quarter of 2002, the Company reassessed its patent and trademark strategies.  As a result, the Company reviewed the valuation of its intangible patent and trademark assets and determined that a write-down of $1.0 million was required.  The write-down is included in the Consolidated Statement of Operations as a separate line item.

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

The Company’s current products, known as the i-STAT® System, consist of portable, hand-held analyzers and single-use disposable cartridges, the majority of which simultaneously performs different combinations of commonly ordered blood tests in approximately two minutes.  Coagulation and immunoassay tests take longer than two minutes to process results because of the nature of the tests being performed.  The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user’s point-of-care testing program and to the user’s information systems for billing and archiving.

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, coagulation, arterial blood gases (pH, PCO2 and PO2), and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed.  The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology.  During the second quarter of 2002, the Company received approval from the Food and Drug Administration to market a test which measures Prothrombin Time (“PT”).  The Company began shipment of the PT test for initial evaluation in the third quarter of 2002 and expects the first revenue shipments of the product to occur in the first quarter of 2003.  The Company is currently developing two additional tests for the measurement of coagulation: kaolin ACT and partial thromboplastin time (“aPTT”).  In October 2002, an 510(k) pre-market approval application was filed with the U.S. Food and Drug Administration requesting approval to market a kaolin ACT test and, subject to regulatory approvals, the Company expects to begin commercial introduction of the kaolin ACT test in early 2003.  The Company also is conducting research and development on immunoassay tests, the first of which is a test for Troponin I, a marker of myocardial damage.  The Troponin I test is scheduled to commence clinical trials late in 2002 and, subject to regulatory approvals, to be commercially introduced in the second half of 2003.

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

On July 25, 2002, the Company announced its intention to allow its exclusive marketing and distribution agreement dated August 3, 1998 (the “Distribution Agreement”) with Abbott to expire effective December 31, 2003.  As a result, the Company is obligated to make the following payments on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee to compensate Abbott for a portion of its costs in undertaking the distribution relationship, (b) on December 31, 2003, $5.0 million representing the unrecognized portion of a $25.0 million prepayment made by Abbott against incremental product sales, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, as required in the Distribution Agreement, and (d) on December 31, 2004 and on each December 31 thereafter through 2008, for a total of five unequal payments, residual payments based upon Abbott’s net sales of the Company’s products during the final twelve months of the Distribution Agreement term, approximately $47.0 million.  The Company recognized the $5.0 million one-time termination fee and the $47.0 million estimated residual payments expenses in the third quarter of 2002.  Since the  Abbott residual payments are based on Abbott actual net sales during the final twelve months of the Distribution Agreement term, the estimated liability for these residual payments is subject to change as the actual net sales become known.  These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows.  The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the Company’s products, will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments to Abbott.  On October 9, 2002, the Company filed a current report on Form 8-K consisting of a presentation containing projections of selected financial information which the Company believes supports this anticipation.  The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004.  These actions have included hiring additional sales personnel, a vice president of medical affairs, and an executive vice president of commercial operations.  The Company anticipates further additions of sales and marketing personnel in coming quarters.  The Company may incur additional costs or recognize lower revenues than anticipated as a result of resuming direct distribution of its products, which may adversely impact the Company’s future results of operations and cash flows.

Results of Operations

Three Months Ended September 30, 2002

The Company generated total net revenues of $14.8 million and $14.6 million for the three months ended September 30, 2002 and 2001, respectively, including international net revenues (as a percentage of total net revenues) of $4.0 million (26.8%) and $3.7 million (25.3%), respectively.  Total net revenues from Abbott represented 87.2% and 83.1% of the Company’s worldwide total net revenues for the three months ended September 30, 2002 and 2001, respectively.

The $0.2 million, or 1.7%, increase in total net revenues was primarily due to increased shipment volumes of the Company’s cartridges.  Total worldwide cartridge shipments increased by 23.0% to 3,201,225 units in the three months ended September 30, 2002, from 2,602,650 units in the three months ended September 30, 2001. The increase in worldwide cartridge volume was partially offset by a decrease in worldwide average selling price per cartridge, which decreased from $3.55 in the third quarter of 2001 to $3.36 in the third quarter of 2002.  The decrease in average selling price per cartridge is primarily a function of the pricing arrangements under the Distribution Agreement with Abbott, which produces lower average selling prices as volume increases.  Worldwide hand-held analyzer shipments decreased 31.1% to 913 units in the three months ended September 30, 2002, from 1,326 units in the three months ended September 30, 2001.  The decrease in analyzer sales volume is, in part, a result of lower sales to the Company’s veterinary distribution partner and to its marketing partner in Japan.  Other related party revenues were $0.2 million in each of the three-month periods ended September 30, 2002 and September 30, 2001.

Costs of products sold (as a percentage of product sales) associated with product sales for the three months ended September 30, 2002 and 2001 were $9.9 million (67.2%) and $11.6 million (80.3%), respectively.  The improvement in manufacturing costs as a percentage of product sales is attributable to improvements in productivity resulting from programs to improve manufacturing efficiency, enhancements in yield resulting from the development of improved production processes and a record level of production of cartridges in the third quarter of 2002 as the Company replenished inventory levels that were negatively impacted in the fourth quarter of 2001 and the first quarter of 2002 by the disposal of certain cartridges that experienced a higher than normal reject rate.  The Company expects lower production volumes that coincide with expected sales levels in the coming quarters.  Cost of products sold as a percentage of product sales generally decrease with increased production volumes of the Company’s cartridges and with improvements in manufacturing productivity yields.

During the third quarter of 2002, the Company reviewed its plant and equipment assets and determined that a write-down of $1.2 million was required for certain fixed assets that were associated with certain projects at the Company’s manufacturing facility in Canada.  The Company abandoned these projects due to the identification of more efficient alternatives. The write-down reduced the carrying value of those assets down to their estimated fair values of zero.  The write-down is included in the Consolidated Statement of Operations as a separate line item.

The Company incurred research and development costs (as a percentage of total net revenues) of $1.9 million (13.1%) and $1.9 million (12.9%) for the three months ended September 30, 2002 and 2001, respectively.  Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.  Research and development expenditures may vary over the next several years.  The amount and timing of any changes will depend upon numerous factors including the level of research and development activity at any point in time, the breadth of the Company’s development objectives and the success of its development programs.

The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $2.5 million (16.6%) and $2.2 million (15.2%) for the three months ended September 30, 2002 and 2001, respectively.  Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, business development and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs.  A portion of the costs of the implementation coordinators is reimbursed by Abbott, and as a result, $0.2 million of reimbursement is included in total net revenues in each of the three-month periods ended September 30, 2002 and 2001.  The increase in sales and marketing expenses is primarily attributable to the increase in sales personnel as the Company prepares to assume primary responsibility for the marketing and sale of its products.   The Company anticipates further personnel additions and increased sales and marketing costs in the coming quarters.

As a result of the Company’s announcement of its intention to allow the Distribution Agreement to expire effective December 31, 2003, the Company recorded charges of $52.0 million for the three months ended September 30, 2002 comprised of (a) a $5.0 million charge for a one-time termination fee and (b) an aggregate $47.0 million for estimated residual payments due to Abbott at the end of each year from 2004 to 2008.

The Company incurred general and administrative expenses (as a percentage of total net revenues) of $1.3 million (9.0%) and $1.7 million (11.8%) for the three months ended September 30, 2002 and 2001, respectively.  General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure.

During the third quarter of 2002, the Company reassessed its patent and trademark strategies.  As a result, the Company reviewed the valuation of its intangible patent and trademark assets and determined that a write-down of $1.0 million was required.  The write-down is included in the Consolidated Statement of Operations as a separate line item.

Other (expense) income, net, of ($0.7) million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively, primarily reflects interest income earned on cash and cash equivalents and the net impact of foreign currency gains and losses.  Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.”  SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations.  Foreign currency losses of $0.8 million were recorded for the three months ended September 30, 2002.  These losses were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation.  The amount of the gains and losses could be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

In the third quarter of 2002, the Company recorded accretion of Preferred Stock of $0.1 million and dividends on Preferred Stock of $0.2 million.  The accretion of Preferred Stock relates to the issuance by the Company of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December of 2001.  The accretion recorded by the Company reflects amortization of the difference between the net fair value at issuance and the redemption (or stated) value of such stock.  The Series D Stock is being accreted over a period of ten years.  In the third quarter of 2001, the Company recorded accretion of Preferred Stock of $2.6 million related to the issuance by the Company of Series C Redeemable Convertible Preferred Stock (the “Series C Stock”).  In December of 2001, the Company redeemed all outstanding shares of the Series C Stock.

The Series D Stock carries a dividend of 8%, which is either accrued or paid in cash quarterly, at the option of the Company.  The third quarter 2002 dividend on the Series D Stock was recorded at its fair value of $0.2 million.  The dividend was not paid in cash and its stated value of $0.6 million was accrued and added to the carrying value and liquidation preference of the Series D Stock.  The difference between the stated value and the fair value of the dividend was recorded as a charge to additional paid-in-capital.

Net loss available to Common Stockholders for the three months ended September 30, 2002 was $56.0 million, or $2.78 per basic and diluted share, compared with a net loss of $5.2 million, or $0.27 per basic and diluted share, for the third quarter of 2001. The primary factors contributing to the increase in net loss were the $52.0 million in charges related to the Distribution Agreement and $2.2 million related to the write-down of certain assets.  The weighted average number of shares used in computing basic and diluted net loss per share was 20,117,110 and 19,306,880 in the 2002 and 2001 periods, respectively.  The increase in the weighted average number of shares primarily reflects the issuance of 1,480,000 shares of Common Stock in August 2001 and the exercise of employee stock options.

Nine Months Ended September 30, 2002

The Company generated total net revenues of $44.0 million and $41.3 million for the nine months ended September 30, 2002 and 2001, respectively.  Total net revenues included international revenues (as a percentage of total revenues) of  $11.8 million (26.9%) and $10.3 million (25.0%), respectively.  Total net revenues from Abbott represented 84.6% and 84.1% of the Company’s worldwide total net revenues for the nine months ended September 30, 2002 and 2001, respectively.

The $2.7 million (6.6%) increase in total net revenues was primarily due to increased sales volume of the Company’s cartridges, reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers.  Worldwide cartridge sales increased 11.2% to 9,298,900 units in the nine months ended September 30, 2002, from 8,361,000 units in the nine months ended September 30, 2001.  The worldwide average selling price per cartridge was $3.37 and $3.44 in the periods ended September 30, 2002 and September 30, 2001, respectively.  The decrease in average selling price per cartridge is primarily a function of the pricing arrangements under the Distribution Agreement with Abbott, which produce lower average selling prices as volume increases.  Analyzer sales volume decreased 3.6% to 2,934 units in the nine months ended September 30, 2002, from 3,045 units in the nine months ended September 30, 2001.  Other related party revenues were $0.5 million in each of the nine-month periods ended September 30, 2002 and September 30, 2001.

Costs of products sold (as a percentage of product sales) associated with product sales for the nine months ended September 30, 2002 and 2001 were $34.8 million (80.0%) and $34.1 million (84.4%), respectively.  Cost of products sold, as a percentage of product sales, generally decrease with increased production volume of the Company’s cartridges and improvements in manufacturing productivity and yields.  Cost of products sold, as a percentage of product sales, improved for the nine months ended September 30, 2002 as compared to 2001 due to increased production volume, which caused fixed manufacturing costs to be spread over a larger number of product units, and the fact that the first half of 2001 was negatively impacted by reduced levels of production and higher than normal scrap levels.  However, cost of products sold as a percentage of product sales was negatively impacted by a charge of $1.6 million recorded in the first quarter of 2002 for the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate.

During the nine months ended September 30, 2002, the Company reviewed its plant and equipment assets and determined that a write-down of $1.2 million was required for certain fixed assets that were associated with certain projects at the Company’s manufacturing facility in Canada.  The Company abandoned these projects due to the identification of more efficient alternatives.  The write-down reduced the carrying value of those assets down to their estimated fair values of zero.  The write-down is included in the Consolidated Statement of Operations as a separate line item.

The Company incurred research and development costs (as a percentage of total net revenues) of $5.8 million (13.2%) and $5.8 million (14.1%) for the nine months ended September 30, 2002 and 2001, respectively.  Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development. Research and development expenditures may vary over the next several years.  The amount and timing of any change will depend upon numerous factors including the level of research and development activity at any point in time, the breadth of the Company’s development objectives and the success of its development programs.

The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $7.3 million (16.5%) and $7.0 million (16.8%) for the nine months ended September 30, 2002 and 2001, respectively.  Sales and marketing expenses consist primarily of salaries, benefits, travel, and other expenditures for sales representatives, product implementation coordinators, international marketing support, order entry, distribution, technical services, product literature, market research, clinical studies and other sales infrastructure costs.  A portion of the costs of product implementation coordinators is reimbursed by Abbott, and as result, total net revenues and gross profit include $0.5 million of such reimbursement in each of the nine-month periods ended September 30, 2002 and 2001.  The increase in sales and marketing expenses is primarily attributable to the increase in sales personnel as the Company prepares to assume primary responsibility for the marketing and sale of its products.   The Company anticipates further personnel additions and increased sales and marketing costs in the coming quarters.

As a result of the Company’s announcement of its intention to allow the Distribution Agreement to expire effective December 31, 2003, the Company recorded charges of $52.0 million for the nine months ended September 30, 2002 comprised of (a) a $5.0 million charge for a one-time termination fee and (b) an aggregate $47.0 million for estimated residual payments due to Abbott at the end of each year from 2004 to 2008.

The Company incurred general and administrative expenses (as a percentage of total net revenues) of $4.7 million (10.8%) and $5.2 million (12.6%) for the nine months ended September 30, 2002 and 2001, respectively.  General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure.

During the nine months ended September 30, 2002, the Company reassessed its patent and trademark strategies.  As a result, the Company reviewed the valuation of its intangible assets and determined that a write-down of $1.0 million was required for certain patent and trademark assets.  The write-down is included in the Consolidated Statement of Operations as a separate line item.

Other (expense) income, net, of ($0.1) million and $0.7 million for the nine months ended September 30, 2002 and 2001, primarily reflects interest income earned on cash and cash equivalents and the net impact of foreign currency gains and losses.  Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 “Foreign Currency Translation.”  SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations.  Foreign currency losses of $0.6 million were recorded for the nine months ended September 30, 2002.  These losses were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation.  The amount of the gains and losses could be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

During the nine months ended September 30, 2001, the Company recognized settlement costs of $10.5 million related to the settlement of the patent infringement lawsuit with Nova Biomedical Corporation, of which $10.0 million was a settlement payment to Nova and $0.5 million was for retroactive royalties due to Nova based on sales of certain products.

During the nine months ended September 30, 2002, the Company recorded accretion of Preferred Stock of $0.3 million and dividends on Preferred Stock of $1.0 million.  The accretion of Preferred Stock relates to the issuance by the Company of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December of 2001.  The accretion recorded by the Company reflects amortization of the difference between the net fair value at issuance and the redemption (or stated) value of such stock.  The Series D Stock is being accreted over a period of ten years.  During the nine months ended September 30, 2001, the Company recorded accretion of Preferred Stock of $2.6 million related to the issuance by the Company of Series C Redeemable Convertible Preferred Stock (the “Series C Stock”).  In December of 2001, the Company redeemed all outstanding shares of the Series C Stock.

The Series D Stock carries a dividend of 8%, which is either accrued or paid in cash quarterly, at the option of the Company.  The dividend on the Series D Stock was recorded at its fair value of $1.0 million for the nine months ended September 30, 2002.  The dividend was not paid in cash and its stated value of $1.8 million was accrued and added to the carrying value and liquidation preference of the Series D Stock.  The difference between the stated value and the fair value of the dividend was recorded as a charge to additional paid-in-capital.

Net loss available to Common Stockholders for the nine months ended September 30, 2002 was $64.3 million, or $3.21 per basic and diluted share, compared with a net loss of $23.2 million, or $1.25 per basic and diluted share for the nine months ended September 30, 2001.  The primary factors contributing to the increase in net loss were the $52.0 million in charges related to the Distribution Agreement and $2.2 million related to the write-down of certain assets.  The weighted average number of shares used in computing basic and diluted net loss per share was 20,061,384 and 18,618,732 in the 2002 and 2001 periods, respectively.  The increase in the weighted average number of shares primarily reflects the issuance of 1,480,000 shares of Common Stock in August 2001 and the exercise of employee stock options.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $27.6 million, a decrease of $15.5 million from the December 31, 2001 balance of $43.1 million.  The decrease primarily reflects $13.6 million of cash used in operating activities as a result of the application of  $10.2 million received from Abbott in prior periods to amounts owed by Abbott and the $2.3 million of cash used for equipment purchases.  Working capital decreased by $6.4 million from $48.1 million to $41.7 million during the same period.  Changes in working capital during the nine months ended September 30, 2002 were primarily comprised of the decrease in cash and cash equivalents of $15.5 million and prepaid expenses and other current assets $1.0 million offset by an increase in accounts receivable of $6.7 million and a decrease in accounts payable to related party of $2.7 million.

The Company expects its cash and cash equivalents to be sufficient to meet its obligations and its liquidity and capital requirements for the foreseeable future, including those payment obligations to Abbott that result from termination of the Distribution Agreement, as described previously.  However, numerous factors may change this expectation, including the results of the Company’s sales and marketing activities, particularly upon its resumption of direct marketing and sale of its products, the success of its new product development efforts, manufacturing difficulties, manufacturing efficiencies, the results of litigation and other dispute resolution proceedings, competitive conditions, long-term strategic decisions, and other factors listed under “Factors That May Affect Future Results” in the Company’s 2001 Annual Report on Form 10-K and its Current Report on Form 8-K dated October 9, 2002 on file with the Securities and Exchange Commission.  The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

International sales are invoiced in U.S. dollars, however, the payment received from international partners, including Abbott, are subject to changes in the value of the U.S. dollar relative to local currencies.   The price paid by customers to our international partners is set in local foreign currencies.  Therefore, when the value of foreign currencies changes with respect to the U.S. dollar, the price paid by our partners to us changes due to the foreign exchange conversion of local currency prices.  Price reductions are limited, however, by guaranteed U.S. dollar minimum prices established for each cartridge.

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

Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant.  The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”).  In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement.  The plaintiff appealed the dismissal to the Federal Circuit.  The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.”  On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001.  Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note.  The promissory note was prepaid on August 3, 2001.  The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent.  The royalties are payable through the life of the Patent (July 22, 2005).  The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent.  Consequently, the Company does not believe that it owes any additional royalties to Nova.  On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit is covered under the Patent and the license agreement.  Nova is seeking royalties from July 1, 2001.  If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $1.4 million in respect of products sold from July 1, 2001 through September 30, 2002.  An arbitration hearing is scheduled for November 22, 2002.  The Company plans to defend this matter vigorously.

The Company and Abbott are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from an increase in sales volume.  This disputed item relates to different interpretations of certain terms of the Distribution Agreement.  If this disagreement is not resolved amicably, it must be resolved through binding arbitration as prescribed by the Distribution Agreement.  Management of the Company believes that Abbott’s position on this issue in dispute is without merit and that, in the event that this issue is successfully resolved through arbitration, the Company will not incur any additional liability to Abbott.  The amount in dispute is approximately $1.2 million at September 30, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute.  Such adjustment would be made when, and if, it is determined that an unfavorable outcome to the Company is probable.

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002.”  SFAS No. 145 is effective for fiscal years after May 15, 2002 and is effective for SFAS No. 13 transactions occurring after May 15, 2002.  This statement rescinds SFAS No. 4 and, thus the exception to applying Accounting Principles Board Opinion (“APB”) No. 30 to all gains and losses related to extinguishments of debt.  As a result, gains and losses from extinguishments of debt are classified as extraordinary items only if they met the criteria in APB No. 30.  SFAS No. 64 previously amended SFAS No. 4 and is no longer necessary.  This statement also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This statement rescinds SFAS No. 44 and makes various technical corrections to other existing pronouncements.  The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

On July 29, 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3.  “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Company does not expect that the adoption of this statement will have a material impact on it financial position or results of operations.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” MAY RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE “FORWARD-LOOKING STATEMENTS,” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD.  SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC AND GEOPOLITICAL CONDITIONS AFFECTING THE COMPANY’S TARGET MARKETS, ACTS OF TERRORISM, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT-OF-CARE-BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES.  IN ADDITION, THE COMPANY’S DECISION TO END ITS ALLIANCE WITH ABBOTT LABORATORIES AND RESUME DIRECT DISTRIBUTION OF ITS PRODUCTS INVOLVES ADDITIONAL RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO QUANTIFY AT THIS TIME.  FOR EXAMPLE, THE COMPANY MAY INCUR COSTS OR RECOGNIZE REVENUES IN CONNECTION WITH RESUMING DIRECT DISTRIBUTION THAT ARE GREATER OR LESSER, RESPECTIVELY, THAN ANTICIPATED.  SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION INCLUDING WITHOUT LIMITATION ITS CURRENT REPORT ON FORM 8-K DATED OCTOBER 9, 2002.

i-STAT CORPORATION

Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company (its principal officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to filing this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant.  The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”).  In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement.  The plaintiff appealed the dismissal to the Federal Circuit.  The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.”  On July 26, 2001 the Company entered into a license agreement and a settlement agreement with Nova under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001.  Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note.  The promissory note was prepaid on August 3, 2001.  The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent.  The royalties are payable through the life of the Patent (July 22, 2005).  The Company has commercialized products that determine hematocrit levels using a method that was not used by the Company prior to December 31, 2000 and which the Company believes is not covered by the Patent.  Consequently, the Company does not believe that it owes any additional royalties to Nova.  On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the Company’s products determine hematocrit is covered under the Patent and the license agreement.  Nova is seeking royalties from July 1, 2001.  If the Company is unsuccessful in defending its position in the arbitration and does not develop new methods that do not utilize the covered technology, it may be forced to continue to pay royalties to Nova through the life of the Patent and approximately $1.4 million in respect of products sold from July 1, 2001 through September 30, 2002.  An arbitration hearing is scheduled for November 22, 2002.  The Company plans to defend this matter vigorously.

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

10.57                     Employment Agreement between Registrant and Bruce F. Basarab dated August 16, 2002

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

On October 9, 2002, the Company filed a current report on Form 8-K disclosing a slide presentation made by the management of i-STAT Corporation at an investor conference.

On October 25, 2002 the Company filed a current report on Form 8-K disclosing its financial results for the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:	November 14, 2002

i-STAT CORPORATION
(Registrant)

		BY:	/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
(Principal Executive Officer)

		BY:	/s/ Lorin J. Randall
Lorin J. Randall
Senior Vice President of Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)

CERTIFICATION

I, William P. Moffitt, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of i-STAT Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of i-STAT Corporation as of, and for, the periods presented in this quarterly report;

4.               i-STAT Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for i-STAT Corporation and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to i-STAT Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of i-STAT Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5.               i-STAT Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to i-STAT Corporation’s auditors and the audit committee of i-STAT Corporation’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect i-STAT Corporation’s ability to record, process, summarize and report financial data and have identified for i-STAT Corporation’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in i–STAT Corporation’s internal controls; and

6.               i-STAT Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 14, 2002

/s/ William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Lorin J. Randall, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of i-STAT Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of i-STAT Corporation as of, and for, the periods presented in this quarterly report;

4.               i-STAT Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for i-STAT Corporation and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to i-STAT Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of i-STAT Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5.               i-STAT Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to i-STAT Corporation’s auditors and the audit committee of i-STAT Corporation’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect i-STAT Corporation’s ability to record, process, summarize and report financial data and have identified for i-STAT Corporation’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in i–STAT Corporation’s internal controls; and

6.               i-STAT Corporation’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	November 14, 2002

/s/ Lorin J. Randall
Lorin J. Randall
Senior Vice President of Finance,
Treasurer and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)