Form 10-K
period 2002-12-31
I STAT CORPORATION /DE/
filed 2003-03-10
CIK 882365

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 10, 2003

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

   Yes _______ No____X___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes _____ No____X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Number of shares of Common Stock outstanding as of March 3, 2003:    20,117,110

The aggregate market value of the Registrant’s voting stock held by non-affiliates of the Registrant as of March 3, 2003 is approximately $44,551,093. Shares of voting stock held by each executive officer and director and by each person who owns 5% or more of any voting stock have been excluded in that such persons may be deemed affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
(To The Extent Indicated Herein)

Part III incorporates certain information by reference to the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

TABLE OF CONTENTS

Part I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Part II

Item 5. Market for the Registrant's Common Equity and
Related Stockholder Matters

Item 6. Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 7(a). Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data
  (a) Financial Statements
  (b) Selected Quarterly Financial Data

Item 9. Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Controls and Procedures

Part IV

Item 15. Exhibits, Financial Statement Schedules and
Reports on Form 8-K

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, UNDER THE SECTIONS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” “BUSINESS” AND ELSEWHERE RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE “FORWARD-LOOKING STATEMENTS,” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS,” AND SIMILAR EXPRESSIONS IN THIS REPORT ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED IN “FACTORS THAT MAY AFFECT FUTURE RESULTS” UNDER ITEM 1 BELOW AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

Part I

Item 1. Business

i-STAT Corporation (“i-STAT” or the “Company”), which was incorporated in Delaware in 1983, together with its wholly-owned subsidiary, i-STAT Canada Limited (“i-STAT Canada”), develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic or monitoring information at the point of patient care. The Company’s principal headquarters are located in East Windsor, New Jersey and i-STAT Canada is located in Kanata, Ontario. (All references in this Report to the Company include i-STAT Canada unless otherwise specified.)

The Company’s current products, known as the i-STAT® System, consist of portable, hand-held analyzers and single-use, disposable cartridges, the majority of which simultaneously perform different combinations of commonly ordered blood tests in approximately two to three minutes. Coagulation and immunoassay tests take longer than two to three minutes because of the nature of these tests. The i-STAT System requires the user to perform several simple steps, the results of which can be easily linked by infrared transmission to a health care provider’s information system. The Company intends for the i-STAT System to become the standard of care for blood analysis at the point of patient care, enabling rapid clinical intervention, improved patient outcomes, and lower operational costs.

The i-STAT System provides accurate and reliable blood test results more quickly and more simply than the most advanced clinical laboratory equipment. Blood analysis performed at the point of patient care with the i-STAT System permits more timely diagnosis and therapeutic intervention and reduces the occurrence of common testing errors. The Company believes these attributes of the i-STAT System result in improved patient care and lower overall health care costs. In addition, the Company believes that the i-STAT System reduces or eliminates the need for expensive capital equipment, the specialized and often underutilized labor force, equipment maintenance and space required for traditional satellite testing laboratories located near the point of patient care.

The original i-STAT System was introduced for commercial use in September 1992 and was capable of performing six of the most commonly ordered blood tests. The number of tests available on the i-STAT System has increased as a result of the Company’s research and development efforts. Here is a timeline depicting the year of introduction of tests presently available on the i-STAT System:

            1992: sodium, potassium, chloride, glucose, urea nitrogen and hematocrit

            1994: pH, ionized calcium and bicarbonate

            1995: arterial blood gases (pH, PCO2 and PO2

            1998: creatinine

            1999: lactate

            2000: coagulation (Celite® ACT)

            2002: coagulation (Prothrombin Time)

The Company believes that 95% of the approximately 200 million time-critical (“stat”) blood tests (electrolyte and blood gas) performed in the United States each year now can be performed using the i-STAT System. The Company believes that this ability to perform the vast majority of the tests required on a “stat” basis, makes the i-STAT System attractive as a total replacement for satellite “stat” laboratories. The Company has additional tests under development (see “Research and Development”).

In order to accelerate acceptance and increase sales of the i-STAT System, in August 1998 the Company and Abbott Laboratories (“Abbott”) entered into a Marketing and Distribution Agreement (the “Abbott Distribution Agreement”). In addition to the Abbott Distribution Agreement, the Company and Abbott also entered into a Funded Research & Development Agreement (the “Abbott Research Agreement”), a Common Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement (collectively known as the “Abbott Alliance Agreements”). During 2002, approximately 86% of the Company’s total net revenues were from sales to Abbott. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire on December 31, 2003.

The Company has begun to take actions to assume direct responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs and an executive vice president of commercial operations. The Company anticipates further additions of sales and marketing personnel in the coming quarters. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows.

i-STAT System Components

The i-STAT System is composed of a battery-operated, hand-held, portable, rechargeable analyzer that weighs approximately 22 ounces, and various single-use, disposable cartridges, which contain the electrochemical biosensors necessary to perform the desired blood tests. Various peripheral components compliment the i-STAT System and provide additional features to the customer. One of these peripheral components receives the results of tests by infrared means and transmits these results to both a proprietary information system for managing the user’s point-of-care testing activities and to the user’s hospital-wide information system for billing and patient records.

The Company’s single-use, disposable cartridges are less than two square inches in size and currently allow the i-STAT System to perform blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite® ACT (activated clotting time), Prothrombin time, arterial blood gases, (pH, PCO2 and PO2), and bicarbonate and to derive certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company currently sells the following single-use, disposable cartridges that are configured to perform the following commonly ordered blood measurements:

Cartridge:	Tests Performed
G:	Glucose
CREA:	Creatinine
E3+:	Sodium, Potassium, Hematocrit, Hemoglobin*
G3+:	pH, PCO2, PO2, Bicarbonate*, Total Carbon Dioxide*, Base Excess*, O2 Saturation*
EC4+:	Sodium, Potassium, Glucose, Hematocrit, Hemoglobin*
CG4+:	pH, PCO2, PO2, Lactate, Bicarbonate*, Total Carbon Dioxide*, Base Excess*, O2 Saturation*
6+:	Sodium, Potassium, Chloride, Urea Nitrogen, Glucose, Hematocrit, Hemoglobin*
EG6+:	Sodium, Potassium, pH, PCO2, PO2, Hematocrit, Bicarbonate*, Total Carbon Dioxide*, Base Excess*, O2 Saturation*, Hemoglobin*
EC6+:	Sodium, Potassium, Glucose, Ionized Calcium, pH, Hematocrit, Hemoglobin*
EG7+:	Sodium, Potassium, Ionized Calcium, pH, PCO2, PO2, Hematocrit, Bicarbonate*, Total Carbon Dioxide*, Base Excess*, O2 Saturation*, Hemoglobin*
EC8+:	Sodium, Potassium, Chloride, Urea Nitrogen, Glucose, pH, PCO2, Hematocrit, Bicarbonate*, Total Carbon Dioxide*, Base Excess*, Anion Gap*, Hemoglobin*
CG8+:	pH, PCO2, PO2, Sodium, Potassium, Hematocrit, Ionized Calcium, Glucose, Bicarbonate*, Total Carbon Dioxide*, Base Excess*, O2 Saturation*, Hemoglobin*
ACTc:	Celite® ACT
PT:	Prothrombin Time (used to monitor patients on anti-coagulant therapy, such as COUMADIN®, to prevent blood clot formation)

* Denotes calculated results

All of these tests can be run on any i-STAT hand-held analyzer. All i-STAT analyzers provide a visual readout of results and can store patient information. In fact, the i-STAT® 1 Analyzer permits a customer to run all i-STAT cartridges as well as Abbott MediSense® glucose strips on one integrated hand-held device. The i-STAT 1 Analyzer also incorporates a number of enhancements not found in previous generation i-STAT analyzers, including a bar code reader, the ability to print results via infrared means, the ability to store information on up to 5,000 patients, an improved user interface, and an enhanced data management system which, in conjunction with a central data management system developed by the Company, enhances the customers’ ability to centrally manage a widely distributed point-of-care testing program.

i-STAT believes its proprietary thin-film, biosensor technology provides the Company with significant competitive advantages over other point-of-care blood testing technologies. Results of blood tests produced by the i-STAT System provide accuracy equal to that of large, central laboratory systems. The analyzer is operated by performing several easy steps, is small enough to be carried from patient to patient, requires only two to three drops of blood and requires virtually no maintenance by the user. The Company’s thin-film biosensor technology uses micro-fabrication techniques that permit dimensionally small product features resulting in faster process times than are possible using larger configurations such as those used in thick-film technology. The Company’s thin-film technology permits the biosensors to “wet-up” quickly with small amounts of calibrant and blood, thereby enabling the Company to package its biosensors in a dry state while retaining the ability to produce results for most tests in approximately two to three minutes. The Company’s disposable cartridges have a shelf life ranging from a minimum of six months to a maximum of twelve months.

Marketing and Distribution

The i-STAT System is currently marketed primarily to the critical care departments of hospitals in the United States, where the highest volume of blood tests are performed on a “stat” basis. The i-STAT System is also marketed to hospitals in Japan, Europe, People’s Republic of China, Australia, South America, Canada, Central America, Mexico, South Africa, and other countries in Asia.

Prior to November 1998, the Company marketed and distributed the i-STAT System in the United States and Canada principally through its own direct sales and marketing organization, in Europe through Hewlett-Packard Company (“HP”), in Japan through FUSO Pharmaceutical Industries, Ltd. (“FUSO”) and in South America and Asia through selected medical device distributors. Since November 1998, Abbott has become, subject to certain pre-existing rights of the Company’s other international distributors, the exclusive worldwide distributor of the Company’s existing products and any new products the Company may develop for use in the professionally attended human healthcare delivery market during the term of the Abbott Distribution Agreement. Revenues from Abbott represented approximately 86% of the Company’s total net revenues for 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004, and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during 2003, approximately $47.0 million in the aggregate. The Company recognized the $5.0 million one-time termination fee and the $47.0 million in estimated residual payments as expense in the third quarter of 2002. Since the Abbott residual payments are based on Abbott’s actual net sales during 2003, the estimated liability for these residual payments is subject to change as the actual net sales become known. These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows. The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments to Abbott. The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs and an executive vice president of commercial operations. The Company anticipates further additions of sales and marketing personnel during 2003. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows.

In January 2003, the Company and FUSO entered into a new Distribution Agreement (the “FUSO Distribution Agreement”). The FUSO Distribution Agreement extends FUSO’s current non-exclusive distribution rights in Japan through December 31, 2003 and grants exclusive distribution rights in Japan from January 1, 2004 through December 31, 2008, subject to FUSO meeting certain sales milestones. During the first quarter of 2003, FUSO paid $2.0 million for marketing support throughout the exclusive term of the FUSO Distribution Agreement. In addition, FUSO is expected to pay an additional $11.0 million in October 2003 as a prepayment that will be offset against future purchases of cartridges. Sales to FUSO represented approximately 8% of the Company’s total net revenues for 2002.

The Company also markets its products to veterinarians’ offices in the United States and selected other countries through a distribution agreement with Heska Corporation (“Heska”), which was signed in February 1999. The contract automatically renews each calendar year unless either party provides notice nine months prior to renewal. Sales to Heska represented approximately 6% of the Company’s total net revenues for 2002.

Although the Company has marketing and distribution agreements with several third parties, the Company has always performed and continues to perform many traditional sales, marketing and distribution activities. For example, the Company physically distributes its products within the United States by shipping cartridges, analyzers and other peripheral equipment directly to end-user hospitals. The Company maintains a technical services staff, which handles product-related technical matters directly with end-users, and a team of implementation coordinators who install the i-STAT System and train end-users. Additionally, the Company employs a team of individuals who act as sales consultants, working with Abbott sales personnel, to help sell its products to new customers and, also, by servicing existing accounts.

Beginning in 2002, the Company expanded its U.S. sales organization to provide additional support to Abbott, and to position the Company for a return to direct sales and marketing in 2004. In January 2003, the Company began hiring in order to staff a new field force of fifteen people that will provide account management services to the existing customer base. The Company expects to have approximately thirty field sales personnel, which the Company believes will allow it to adequately identify, qualify, and close sales in all major metropolitan areas of the United States. In addition to the field sales personnel, the Company has maintained a field force of fifteen Implementation Coordinators whose responsibilities include training customers on the i-STAT System and addressing technical issues that arise at the field level. This department will continue to be an integral part of the Company’s customer support network.

See “Government Regulation” for a description of the regulatory framework impacting the marketing of the Company’s products in certain geographical areas and alternate site markets.

Competition

The Company competes principally with traditional blood analysis equipment used by clinical laboratories, either installed in remote satellite “stat” labs or installed in central hospital laboratories and serviced by expedited delivery systems including pneumatic tube systems. This equipment provides analyses similar to those conducted by the i-STAT System and has traditionally been effective at processing large panels of tests with the use of skilled technicians. While i-STAT cannot provide the same range of tests, the Company believes that its products offer several advantages over traditional blood analysis equipment utilized by hospital clinical laboratories, including lower costs, faster results and reduced opportunity for error. In addition, the i-STAT System’s testing capabilities currently are sufficiently broad to enable health care facilities to close expensive, inefficient “stat” laboratories and replace them wholly with the i-STAT System.

The Company is aware of products that have been developed and are being marketed for point-of-care analysis of some or all of the analytes measured by the i-STAT System. In fact, most manufacturers of traditional blood analysis (arterial blood gases) equipment have developed products that are marketed as either point-of-care testing or near-patient testing products. These products generally are not equivalent to the i-STAT system, as they are not hand-held devices, nor do they utilize single-use cartridges. These other products tend to be bench top systems that require greater operator training and skill and utilize multiple-test cartridge technology. The Company is aware of one other company, Diametrics Medical Inc., that provides a small, portable device and single use cartridges, but their market penetration has been minimal when compared to the Company’s market position.

To the extent that the i-STAT System receives necessary regulatory approvals and achieves penetration into non-hospital markets such as veterinarians’ offices, doctors’ offices, nursing homes and outpatient clinics, it may face competition from commercial laboratories and from established pharmaceutical and medical device companies which have developed multi-test blood analyzers specifically for use in these markets. The Company believes that its products are capable of competing favorably with these other products on the basis of ease-of-use, speed, the ability to conduct tests without a skilled technician, variety of test menu, cost-effectiveness and accuracy of results.

Manufacturing

The Company’s products are produced by the Company with both Company-fabricated and vendor-supplied components. The Company manufactures the biosensors used in its cartridges in order to protect the proprietary nature of these components and to control the development and enhancement of its proprietary technology. Other cartridge components are manufactured to the Company’s specifications by outside vendors. The Company performs final assembly, quality testing and inspection of cartridges. All components of analyzers as well as peripheral components, such as the infrared data communication link, are purchased by the Company from outside sources.

The Company’s cartridge manufacturing and assembly is conducted in facilities totaling 96,856 square feet located in Kanata, Ontario, Canada. These leased facilities include 18,925 square feet of Class 1,000 and Class 10,000 clean-rooms. The Company currently produces over fourteen million cartridges per year, utilizing multiple shifts of labor and four cartridge assembly lines. The Company believes that it could manufacture over 40 million cartridges annually in its current facilities at full factory utilization using the current generation of its biosensor chips, taking into account planned yield and productivity improvements and capital and other expenditures, including the addition of three cartridge assembly lines. The Company manufactures and assembles its portable, hand-held analyzers and other peripheral equipment at its principal offices in East Windsor, New Jersey utilizing a single shift of labor.

The Company maintains a comprehensive quality assurance and quality control program, which includes complete documentation of all material specifications, operating procedures, maintenance and equipment calibration procedures, training programs and quality control test methods. To control the quality of its finished products, the Company utilizes statistical process control systems during the manufacturing process and comprehensive performance testing of finished goods. The Company believes that it operates in accordance with all applicable regulations including the Food and Drug Administration (the “FDA”) Quality System Regulation. The Company’s facilities have received ISO 9001 and ISO 13485 certifications and the Company has received EN 46001 certification of its Quality System. ISO 9001 and ISO 13485 comprise a set of standards covering the quality of design, development, production, installation, and servicing of products and systems. EN 46001 is the European quality standard for the manufacture of medical devices. Compliance with these standards is increasingly required by European buyers of manufactured products.

The majority of the raw materials and purchased components used to manufacture the Company’s products are readily available from more than one source. The Company is also developing alternative sources for some of the raw materials it presently obtains from a single source. However, some of the components of the i-STAT System are custom manufactured by a limited number of outside vendors.

Research and Development

From commencement of the Company’s operations in 1984 until 1992, most of its financial resources were dedicated to the development of the core technology that has resulted in the i-STAT System. The Company continues to engage in research and development in order to significantly improve its existing products and develop new products based on the i-STAT System technology. Some of the Company’s recent research and development achievements during the last several years include:

- Development of its first coagulation test, Celite(R)ACT

- Development of a cartridge that combines a glucose test with blood gas and electrolyte tests

- Expanded measurement range for its glucose test

- Development of the i-STAT 1 Analyzer, which combines the measurement capabilities of the i-STAT System with the measurement capabilities of an Abbott point-of-care glucose testing system and incorporates additional advanced features

- Development of a range of peripheral components including an advanced data management system

- Development of a Prothrombin Time coagulation test (the "PT" test)

- Submission of a 510(k) filing with the FDA for a cartridge that performs the kaolin-based activated clotting time (“kaolin ACT”) test

- Commencement of clinical trials of the Company’s first immunoassay test, troponin I, a cardiac marker capable of indicating the degree of heart muscle damage, which trial results are expected to result in the

filing of a 510(k)with the FDA in the second quarter of 2003

The Company expects to begin revenue shipments of the PT test in the first quarter of 2003. In addition, subject to regulatory approvals, the Company expects to begin commercial introduction of the kaolin ACT test and the troponin I test in 2003.

The Company is currently developing an additional test for the measurement of coagulation: activated partial thromboplastin time (“aPTT”). The troponin I test is the first immunoassay test being developed by the Company. Additional immunoassay test candidates are being evaluated.

In connection with their strategic alliance, the Company and Abbott entered into the Abbott Research Agreement pursuant to which certain of the Company’s research and development may be funded by Abbott. If such research and development is funded by Abbott, Abbott will have exclusive worldwide commercialization rights to the products developed under the Abbott Research Agreement subject to certain limitations. The Company and Abbott jointly own the intellectual property that is developed during the course of work performed under the Abbott Research Agreement. In connection with this agreement, reimbursements from Abbott of $2.7 million are included in net revenues in 2000. There were no research and development reimbursements from Abbott in 2002 and 2001 and Abbott is not currently funding any of the Company’s research and development programs. The only program that has been, or is anticipated to be funded by Abbott during the term of the Abbott Research Agreement was the development of certain aspects of the i-STAT 1 Analyzer, specifically the mechanism that allows the MediSense® glucose test strips to be “read.” Abbott will retain certain rights to this mechanism following expiration of the Abbott Alliance Agreements. Abbott will retain no other rights to any other products, product components, intellectual property, designs or trade secrets of the Company after expiration of the Abbott Alliance Agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development costs incurred during 2000, 2001 and 2002.

Patents and Proprietary Rights

i-STAT pursues a policy of seeking patent protection, both in the United States and abroad, for each of the areas of invention embodied in the i-STAT System. The Company holds thirty-two United States utility patents related to the i-STAT System, the earliest of which was issued on September 5, 1989. These utility patents have an average of over ten years remaining on their patent terms. The Company also has two United States design patents related to the i-STAT System. These patents relate to the unique functional features and fabrication of the electrode technology contained in the i-STAT cartridges, operation of the cartridges, the technologies used in the i-STAT analyzers, in-house quality control instrumentation and matters related to other potential uses of the i-STAT System. The Company has six pending United States utility patent applications. In the aggregate, the Company has received 111 patents in Japan, certain European countries, Canada, Taiwan, South Korea, Singapore, China and Australia corresponding to certain of the patents issued in the United States and has filed or plans to file for patent protection in certain countries which represent a significant segment of the intended market for its products. There can be no assurance that additional patents for i-STAT’s products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to i-STAT.

In addition to its patent portfolio, i-STAT also relies upon trade secrets, know-how and continuing technological innovation to maintain its competitive advantage. The Company maintains a policy requiring all employees and consultants to sign confidentiality agreements under which they agree not to use or disclose i-STAT’s confidential information as long as that information remains proprietary or, in some cases, for fixed time periods. There can be no assurance, however, that such proprietary technology will not be independently developed or that secrecy will not be breached. Under Company policy, all technical employees are required to assign to the Company all rights to any inventions made during their employment or relating to the Company’s activities and not to engage in activities similar to the Company’s for any other person or entity during the term of their employment or for at least six months thereafter.

During the third quarter of 2002, the Company reassessed its patent and trademark strategies, narrowing and focusing its protected assets and the territories in which investments in patent prosecution and trademark registration are pursued. As a result, the Company reviewed the valuation of its intangible patent and trademark assets and determined that a write-down of $1.0 million was required. The write-down is included in the Consolidated Statement of Operations as a separate line item.

Government Regulation

The i-STAT System comprises several In Vitro Diagnostic (“IVD”) medical devices subject to the provisions of the Food,

Drug and Cosmetic Act (the “FDC Act”) and implementing regulations. The Medical Device Amendments of 1976 and the Safe Medical Device Amendments of 1990 to the FDC Act provide comprehensive regulation of all stages of development, manufacture, distribution and promotion of medical devices. There are two regulatory routes by which a medical diagnostic device may be brought to market: the Pre-market Approval Application (“PMA”) and the Pre-market Notification (“510(k) Notification”). The PMA requires a comprehensive review of specified pre-clinical and clinical data prior to an FDA finding that the device is safe and effective for its designated indicated use. The 510(k) Notification permits marketing upon a demonstration to the FDA’s satisfaction that a device is substantially equivalent to a device already in commercial distribution. The clearance process can require extended periods of testing, both prior to and after submissions are made. Review of submissions can take protracted periods of time and involve significant resource expenditure. There is no certainty that the FDA will clear any given device for marketing.

All of the Company’s current IVD devices have received clearance to market for use by health care professionals pursuant to 510(k) Notifications. Any change or modification of an analyzer or a cartridge that could significantly affect the safety or efficacy of the device would require the filing of a new 510(k) Notification, and the Company would not be able to market the i-STAT System as modified until FDA clearance is received. The FDA may not concur in any such modification, and any such concurrence may be subject to delay and require significant resources to provide the FDA with needed data.

FDA regulations classify medical devices into three classes that determine the degree of regulatory control to which the manufacture of the device is subject: (1) Class I – the device may have to comply with mandatory performance standards; (2) Class II – the device may at some time in the future also have to comply with mandatory performance standards or other “special controls” if it is to remain in commercial distribution; and (3) Class III – the device must comply with mandatory performance standards or other “special controls” and requires pre-market clearance before the device can be distributed. The FDA classified the i-STAT System (as currently configured) in Class II. The Company cannot predict whether additional standards or controls will ever be enacted, or what impact the enactment of such standards or controls might have on its ability to produce and sell its products. Such standards or controls may relate to any aspect of product performance that must be controlled to minimize any risk associated with use of the device.

All devices, including those manufactured in Canada, must be manufactured in accordance with good manufacturing practices specified by the Quality System Regulation under the FDC Act. These practices control every phase of production from design control to incoming receipt of raw materials, components and subassemblies and includes the labeling and tracing of consignees after distribution and the follow-up and reporting of complaint information.

The FDA has the authority to conduct unannounced inspections of all facilities where devices are manufactured or assembled. If an investigator observes conditions that might be violations, those conditions must be corrected or satisfactorily explained, or the manufacturer could face regulatory action that might include removal of the product from the marketplace. The Company’s New Jersey facilities have been inspected on multiple occasions by the FDA (most recently in January 2003) and, as of the date of those inspections, the inspectors reported that there were no observed conditions resulting in violations. The FDA also regulates labeling and advertising for devices restricted to use by health care professionals, such as the i-STAT System.

Recently, the FDA has pursued a more rigorous enforcement program to ensure that regulated firms, such as the Company, comply with the provisions of the FDC Act. A firm not in compliance may face a variety of regulatory actions, ranging from warning letters, product detention, device alerts and mandatory recalls or field corrections, to seizures, injunction actions, civil penalties and criminal prosecutions of the firm or responsible individuals, employees, officers or directors. The commencement of any action against the Company of the type described above could seriously impact the Company’s ability to conduct business.

The Company’s products are also affected by the Clinical Laboratory Improvement Act of 1988 (“CLIA”). CLIA is intended to assure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The regulations require laboratories performing blood chemistry tests to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations have established three levels of regulatory control based on test complexity: “waived,” “moderate complexity” and “high complexity.” The Company’s products are currently designated as “moderate complexity.” Subsequent categorization of the Company’s products as “high complexity” tests could hinder the Company’s ability to market its products. Expansion into alternate site markets, particularly doctors’ offices, may be limited by the regulatory burden imposed by the classification of the i-STAT System as a moderately complex test under CLIA. The Company believes that it may be possible to apply for and receive “waived” status for its products or some sub-set of its products when used in certain applications. Classification as “waived” would expand the potential markets for the Company’s products so classified. There can be no assurance that efforts to achieve these “waived” classifications will be successful. There can also be no assurance that CLIA regulations or future administrative interpretations of CLIA will not have an adverse impact on the Company.

In addition, certain aspects of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) may affect how the Company handles and stores individually identifiable health information, and will likely require additional electronic security and privacy measures to be put in place. At this time, the Company has not yet determined the cost of any additional measures required under HIPAA. These new regulatory requirements may adversely impact the Company’s ability to do business.

The Company and its products are also subject to a variety of laws and regulations in certain states where its products are marketed, sold or used. Certain states currently restrict or control, to varying degrees, the use of medical devices such as the i-STAT System outside the clinical laboratory by persons other than doctors or authorized technologists. These restrictions have hindered the marketing of the Company’s products in these locations. Although the Company has been successful in gaining favorable rulings and changes in certain relevant laws and regulations, there can be no assurance that the Company will be successful in its efforts to remove or ameliorate all these legal restrictions.

The i-STAT System is currently distributed outside the United States in Japan, Europe, People’s Republic of China, Australia, South America, Canada, Central America, Mexico, South Africa, and other countries in Asia and the Company expects the i-STAT System to be distributed in other foreign countries in the future. The i-STAT System is and will be subject to a wide variety of laws and regulations in these markets, ranging from simple product registration in certain countries to complex clearance and production controls in other countries. In general, the extent and complexity of regulation of medical devices is increasing worldwide, with regulation in some countries already as comprehensive as that in the United States. The Company anticipates that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase, with no assurance that such approval will be given.

Beginning on December 7, 2003 all devices imported into the countries of the European Union (“EU”) will have to be compliant with the EU In Vitro Device Directive. The Company currently is working to ensure that it will be in compliance with this directive.

Because some of the Company’s production facilities currently are located in Canada, sales of the Company’s products in the United States are subject to U.S. laws regulating international trade practices. The Company does not believe that these laws will materially and adversely affect its marketing strategy or operations generally, although such laws are subject to change and the Company cannot accurately predict the impact on the Company of any future changes.

Federal, state and foreign regulations regarding the sale of medical devices are subject to change. The Company cannot predict what impact, if any, such changes may have on its business.

Reimbursement

Third party payors can indirectly affect the pricing or the relative attractiveness of the Company’s products by regulating the maximum amount of reimbursement provided for blood testing services. If the reimbursement amounts for blood testing services are decreased in the future, it may decrease the amount that physicians and hospitals are able to charge patients for such services and, realistically, the price the Company or its distributors can charge for its products. In addition, in Japan, the price the Company establishes for cartridges sold by one of its distribution partners is directly based upon the local government reimbursement amount for each particular test (subject to certain minimum prices), and thus, may vary directly with changes in such reimbursement amounts.

Employees

As of December 31, 2002, the Company employed 706 persons on a full-time basis; 555 persons were employed in Canada and 151 persons were employed in the United States, and there were 556 manufacturing employees, 58 employees in research and development, 66 sales and marketing employees (including sales consultants, implementation coordinators, and technical services, clinical affairs, marketing, data management, international marketing, and business development personnel) and 26 general and administrative employees (including finance, information technology, regulatory affairs, quality assurance, human resources and administration personnel). In addition, as of December 31, 2002, the Company employed 22 persons on a part-time, on-call or temporary basis. There are no i-STAT employees covered by a collective bargaining agreement. i-STAT believes that its relationship with its employees is good and that its success is dependent on, among other things, achieving and retaining scientific and technological superiority and being capably managed.

Insurance

The Company maintains a product liability insurance policy in the amount of $2 million and an umbrella liability insurance policy in the aggregate amount of $19 million for all occurrences during a calendar year. If the Company does not or cannot maintain its existing or comparable product liability insurance, its ability to market its products may be significantly impaired. The amount and scope of any insurance coverage upon which the Company relies may not be adequate to protect the Company in the event a product liability claim made against the Company is successful. No product liability insurance claim has ever been made against the Company. The Company also maintains property and casualty, directors’ and officers’ liability, general liability and business interruption insurance policies. The Company maintains terrorism insurance coverage for its New Jersey facility.

Backlog

Customers generally place orders on an as needed basis and the Company ships against those orders. Consequently, backlog is generally not a material factor in the Company’s operations.

Seasonality

The Company’s operating results may fluctuate from quarter to quarter due to many factors. Sales may be slower in the traditional vacation months, may be impacted by customers’ annual budget process, may be distorted by unusually large analyzer shipments from time to time, or may be affected by the timing of customer cartridge ordering patterns. (For example, a customer might order two quarterly cartridge shipments in one quarter, perhaps at the beginning and the end of the quarter, and none in the next quarter.)

Geographic Segment Data

Information regarding geographic segment data is provided in Note 15 to Notes to Consolidated Financial Statements.

Factors That May Affect Future Results

We Are Not Profitable; We Must Increase Sales Of Our Products To Be Profitable. We were formed in 1983, and we have not yet made a quarterly operating profit. We cannot guarantee that we will ever be profitable. Furthermore, we may incur additional losses. We can give no assurances that we will be able to market our products at prices and in quantities that will generate a profit. We can give no assurances that we can avoid potential delays and expenses in developing new products, problems with production and marketing or other unexpected difficulties.

Our Success Depends On Greater Commercial Acceptance; We Are Not Able To Predict Future Commercial Acceptance. Our future depends on the success of the i-STAT System, which depends primarily on its broad acceptance by an increasing number of hospitals as a reliable, accurate and cost-effective replacement for traditional blood testing methods. The i-STAT System is known as a “point-of-care” blood-testing device, which is a relatively new way to analyze blood. Our success depends upon increased adoption of point-of-care blood testing by additional hospitals in the United States and elsewhere and upon the adoption of point-of-care testing by additional departments within hospitals where some point-of-care blood testing is currently done. The clinical benefits of point-of-care blood testing have not been extensively studied, published and accepted. Hospital clinical testing management have significant investments in equipment, personnel and organizational infrastructure to support the “traditional” methods of providing expedited blood testing results and may not view point-of-care blood testing as necessary, appropriate, sufficiently controlled, accurate or beneficial to patients. Hospital clinical testing management may remain unconvinced of the benefits of point-of-care blood testing and may resist the adoption of this approach, slowing sales of the Company’s products and reducing the volume of cartridges produced and sold with a resulting adverse impact on the Company’s revenues, gross margins and profits.

We Currently Rely On Abbott Laboratories For The Marketing And Sales Of Our Products. In August 1998, the Company and Abbott signed the Abbott Alliance Agreements. Under the Abbott Distribution Agreement, Abbott became the exclusive distributor of the i-STAT System in most parts of the world. As a result of this alliance, our revenues are significantly affected by sales made through Abbott, which accounted for approximately 86% of our total net revenues in 2002. While the Abbott Distribution Agreement remains in effect, our profitability will depend heavily upon Abbott’s success in selling our products. Moreover, the Abbott Distribution Agreement gives Abbott sole discretion to set the prices for our products and pays Abbott a significant “distributor discount” from these prices, each of which can have a significant effect on our revenues, margins and profits. The Abbott Distribution Agreement will expire on December 31, 2003.

Commencing January 1, 2004, We Will No Longer Rely on Abbott Laboratories for the Marketing and Sale of Our Products. On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire at the end of 2003. As a result, we are obligated to make the following payments on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004 and on each December 31 thereafter through 2008, for a total of five unequal payments, residual payments based upon Abbott’s net sales of our products during 2003, approximately $47.0 million in the aggregate. These payments to Abbott will materially impact our cash flows and have materially impacted our results of operations. In addition, on January 1, 2004, we will resume primary responsibility for marketing and selling our products. This entails substantial risk and expense. We cannot guarantee that we will be successful in marketing and selling our products without the benefit of a strong strategic partner, or that we will be able to find such a partner if we felt this best served our interests. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Alliance with Abbott Laboratories.”

Our Manufacturing Is Subject To Certain Risks. We have, in the past, faced unexpected technical problems in trying to transfer product ideas from the development stage to the manufacturing stage. Our manufacturing operations use highly technical processes involving unique, proprietary biosensor micro-fabrication techniques which our manufacturing personnel must continuously monitor and update, especially as we develop more products. These technical problems could recur, could result (and in the past they have resulted) in a high level of product scrap and could delay our plans for new product releases, all with consequences to our financial results. Also, we may not be able to predict or satisfy changing customer demands for certain products and it could take longer than expected for us to change the manufacturing processes to respond to these demands. As a result, we may not have sufficient inventory to meet customer demand, which could affect our relationships with customers, or we may have too much product inventory at times, which hurts our profitability and negatively affects our working capital. In order to be profitable, we must manufacture greater quantities of products than we have to date and at the same time consistently deliver high production efficiencies. We cannot guarantee that we will be able to do so. Some of the components of the i-STAT System are custom-made by only a few outside vendors. We may not be able to meet the demand for our products if one or more of these vendors could not supply us with the needed components or components which meet our specifications. We have also experienced manufacturing problems in the past because of vendor or component quality issues. Our Kanata, Ontario facility is our only cartridge manufacturing facility, and our East Windsor, New Jersey facility is the only facility where our hand-held analyzers are manufactured. If either facility were damaged or closed due to fire or other causes, it would negatively impact our business.

We May Need Additional Funding In The Future And These Funds May Not Be Available To Us. We expect our existing funds and funds we expect to generate from future operations to be sufficient to meet our obligations and our liquidity and capital requirements for the foreseeable future, including the payment obligations to Abbott that result from the termination of the Abbott Distribution Agreement, as described previously. However, numerous factors, including manufacturing difficulties, may change this expectation. In the long-term, it is possible that we will need additional financing before our operations generate sufficient cash to enable us to fund additional product development and increase manufacturing capacity to meet anticipated product demand. We have no commitments for any additional financing and we cannot assure investors that any such commitment could be obtained on favorable terms, if at all. Affiliates of Cerberus Capital Management, L.P. (collectively, “Cerberus”), which hold all of the Company’s Series D Redeemable Convertible Preferred Stock (the “Series D Stock”), have a right of first refusal with respect to certain future financings. This right of first refusal may inhibit our ability to obtain needed financing from third parties or negatively affect the financing terms available (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Any additional equity financing may cause dilution of our current stockholders, and any debt financing may require restrictions on our right to declare dividends or on other aspects of our business.

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

We Compete Against Larger, Stronger Entities That Sell More Established Blood Analysis Products. Our success depends on our ability to establish and maintain a competitive position in the blood analysis market. We expect that manufacturers of conventional blood analysis products used in clinical laboratories will compete intensely to maintain their market share and revenues. Some of these manufacturers currently offer products that many perceive to be less expensive to operate and which include a broader range of tests than the products we offer and expect to offer. Many of our competitors have substantially greater capital resources, research and development staffs and facilities than ours. We can provide no assurances that competitive pressures will not result in price reductions of our products, which could adversely affect our profitability. In addition, health care providers may choose to maintain their current method of blood testing. We also face competition from manufacturers of other blood analyzers intended for point-of-care use. Our products may become obsolete or non-competitive if rapid technological changes or developments occur. We need to continue to make substantial investments in and commit significant resources to product improvement and development in order to stay competitive and successfully introduce new products. We can provide no assurances that we will have the resources necessary to make such investments. If we do have the required resources, we can provide no assurances that we will be able to respond adequately to technological or market changes.

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

There Are Various Operational And Financial Risks Associated With Our International Business. In recent years, we have experienced substantial sales growth in international markets and expect to continue to expand our product distribution internationally. We may face difficulties and risks in our international business, including changing economic or political conditions, export restrictions, currency risks, export controls relating to technology, compliance with existing and changing regulatory requirements, tariffs and other trade barriers, longer payment cycles, problems in collecting accounts receivable, reimbursement levels, and potentially adverse tax consequences. In addition, it may be difficult for us to enforce and collect receivables through a foreign country’s legal system and to protect our intellectual property in foreign countries. International sales are invoiced and settled in U.S. dollars. However, the cartridge price received from international partners, including Abbott, may be affected by changes in the value of the U.S. dollar relative to local currencies where our product is sold. This is because the price paid by customers to our international partners is set in local foreign currencies. When the values of foreign currencies change with respect to the U.S. dollar, the price changes due to the foreign exchange conversion of local currency prices. However, price reductions may be limited by guaranteed minimum prices established for each cartridge. We cannot assure investors that one or more of these factors will not have a material and adverse effect on our international business opportunities.

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

Due To Antitakeover Provisions There May Be Issues Associated With The Marketability Of The Company’s Common Stock. Our Certificate of Incorporation and Bylaws, Stockholder Rights Plan, and our agreements with Abbott and Cerberus contain provisions which may have the effect of delaying, deferring or preventing a change in control of the Company without further action by our stockholders. In addition, certain of these provisions may discourage bids for the Common Stock, may adversely affect the market price of the Common Stock, and may affect the voting and other rights of holders of Common Stock and may discourage takeover attempts not first approved by the Board of Directors (including takeovers which certain stockholders may deem to be in their best interests). We will be subject to Section 203 of the Delaware General Corporation Law, which generally imposes restrictions upon certain acquirers and their affiliates and associates of 15% or more of our Common Stock.

Management and Significant Stockholders Can Exercise Influence Over the Company. As of March 3, 2003, directors, executive officers and principal stockholders of the Company beneficially owned 47.2% of our outstanding voting securities. In addition, Cerberus is entitled to appoint one person to the Company’s Board of Directors for so long as it holds 10% or more of the outstanding securities of the Company on a fully diluted basis. As a result, these stockholders, individually and/or acting together may be able to influence the outcome of stockholder votes. Examples of stockholder votes include those for the election of directors, changes in our Certificate of Incorporation and Bylaws and approving certain mergers or other similar transactions, such as a sale of all or substantially all of our assets. Cerberus also has the right to approve certain of these transactions. If we receive certain information relating to an offer for our voting securities of all or substantially all of our assets, we must provide notice to Abbott. Furthermore, our exclusive product distribution arrangement with Abbott could discourage a third party from making any such offer.

The Company’s Stock Price Is Volatile And Investing In Our Common Stock Involves A High Degree Of Risk. The market price of our Common Stock has fluctuated significantly and as a result, it is considered “volatile.” Future announcements concerning the Company or its competitors, including operating results, technological innovations or new commercial products, government regulations, developments concerning proprietary rights, or litigation could have a significant impact on the market price of our Common Stock. A significant percentage of our Common Stock is held by institutional investors. Among others, our strategic partner Abbott owns approximately 9.34% of our outstanding voting securities, and in 2001 we completed two financings that resulted in John Hancock Advisers Inc. and Cerberus increasing their beneficial ownership to levels which were 14.51% and 14.99% of our outstanding voting securities at March 3, 2003, respectively. Absent current restrictions barring certain conversions and exercises by Cerberus described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Cerberus’ current holdings would represent 27.84% of our outstanding voting securities. The lifting of these restrictions is not entirely within the control of the Company. The decision by any of these investors to sell all or a substantial portion of their holdings could have an adverse impact on the market price of our Common Stock. Furthermore, the stock market has from time to time experienced extreme price and volume fluctuations, which may adversely affect the market price of our Common Stock. Some of these fluctuations have particularly affected high technology companies and they have often been unrelated to the operating performance of such companies. In addition, general economic, political and market conditions may also adversely affect the market price of our Common Stock.

We Are Subject to Intense Government Regulation. Our industry is highly regulated. The governments of the United States and other countries extensively regulate the manufacture and sale of medical diagnostic devices intended for commercial use. For example, commercial sales of medical diagnostic devices in the United States requires FDA clearance before selling may commence. Obtaining FDA and other required regulatory clearances can be time-consuming, expensive and uncertain. After any clearances, we remain subject to pervasive regulation and inspection for compliance with regulatory requirements. We may also need to obtain FDA clearance for any other new products we are able to develop or acquire, and we cannot guarantee that we will be able to do so. In addition, the FDA could change the classification regarding our existing products and we may at some time in the future also have to comply with mandatory performance standards or other “special controls” to keep our products in commercial distribution. We cannot predict whether such additional standards or controls will ever be enacted, or what impact the enactment of such standards or controls might have on our ability to produce and sell our products. If we do not obtain all necessary regulatory clearances for any new products, or maintain clearance on our current products, our ability to generate sales will materially suffer.

Item 2. Properties

The Company’s principal cartridge manufacturing facilities are located in Kanata, Ontario, Canada, where it leases a 53,802 square foot building for a term expiring in December 2010. The Company also leases 43,054 square feet in an adjoining building for a term expiring in February 2004, subject to, at the Company’s option, renewal for one five-year term. The Company leases executive offices and instrument manufacturing space in East Windsor, New Jersey, where it occupies a 37,474 square-foot facility. The East Windsor lease expires in December 2008, subject to, at the Company’s option, renewal for one five-year term. The Company also leases 5,950 square feet of warehouse space in Jamesburg, New Jersey. The Jamesburg lease expires in October 2003.

Item 3. Legal Proceedings

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company’s resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a license agreement and a settlement agreement under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which products sold by the Company since July 1, 2001 determine hematocrit are covered under the Patent and the license agreement. In December 2002, the arbitration of Nova’s claim was decided in favor of the Company. The Company’s current method of determining hematocrit was found not to be covered under the license to Nova’s Patent, and therefore i-STAT is not required to pay any royalties under the license agreement. This arbitration is final, binding and not appealable.

The Company was a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix’s U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT’s profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management’s time and the Company’s resources merited an out-of-court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

Item 4. Submission of Matters to Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS

The executive officers of the Company and their respective ages and positions with the Company are as follows:

William P. Moffitt

Age 56. Mr. Moffitt is the President and Chief Executive Officer of the Company and he is also a member of the Company’s Board of Directors. He has held various offices since he joined the Company as Executive Vice President in July 1989. He has served as Chief Executive Officer of the Company since February 1993, as President since November 1991 and as a director since May 1990. From 1985 to 1989, Mr. Moffitt was President of the Physician Diagnostics Division of Baxter Healthcare Corp., a diversified health care company. Mr. Moffitt is a director of Genomic Profiling Systems (“GPS”), a privately held company. GPS develops and commercializes proprietary technologies for detecting cellular, viral and molecular targets in order to address existing needs in industrial microbiology and point-of-care diagnostics. Mr. Moffitt holds a B.S. from Duke University.

Bruce F. Basarab

Age 57. Mr. Basarab is the Executive Vice President of Commercial Operations. He joined the Company in August of 2002. From 1997 to 2001, Mr. Basarab was the Senior Vice President of Sales and Marketing for Geneva Pharmaceuticals, a subsidiary of Novartis Company. Prior to Geneva Pharmaceuticals, he held several positions with Ciba-Geigy Corporation, including Vice President of Sales for the U.S. pharmaceutical division from 1996 to 1997 and Executive Director of the Northwest Business Unit at Ciba-Geigy Corporation from 1994 to 1995. Mr. Basarab holds a B.A. in Chemistry from Bucknell University.

Noah J. Kroloff

Age 40. Mr. Kroloff is the Vice President, Corporate Development. He joined the Company in May 1994. From September 1990 to May 1994, he was a manager at McKinsey & Company, a leading management consulting firm, where he specialized in international alliances among medical products companies. Prior to joining McKinsey, he served in consulting and business development roles for several biotechnology companies and for Merck & Co., Inc. Mr. Kroloff holds an M.B.A. in finance and marketing from the Massachusetts Institute of Technology Sloan School of Management and a B.A. in general science from Brandeis University.

Lorin J. Randall

Age 59. Mr. Randall is the Senior Vice President of Finance, Chief Financial Officer and Treasurer. He joined the Company in May of 2002. From 1995 to 2001, he served as Vice President and Chief Financial Officer for CFM Technologies, Inc., a semi-conductor equipment manufacturer. From 1991 to 1995, Mr. Randall was Vice President and Chief Financial Officer for Greenwich Pharmaceuticals. Mr. Randall holds a M.B.A. from Northeastern University and a B.S. in Accounting and Mathematics from The Pennsylvania State University.

Michael P. Zelin

Age 42. Mr. Zelin is the Executive Vice President and Chief Technology Officer of the Company. He served as Senior Vice President, Research and Development, from February 1999 to January 2001. From March 1992 to January 1999, he served as Vice President of Systems Development. Since joining the Company in February 1986, he has held various technical positions, including Manager and Director of Systems Engineering, and has contributed to nine of the Company’s U.S. patents or patents pending.

Executive officers of the Company are elected by the Board of Directors of the Company. A copy of the Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers can be found on the Company’s website www.i-stat.com.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company’s Common Stock is listed on the The NASDAQ Stock Market® (“NASDAQ”) under the symbol “STAT.” The following table sets forth for the periods indicated the range of high and low trading prices for the Company’s Common Stock as reported on NASDAQ.

2002	High	Low
First Quarter	$8.97	$5.05
Second Quarter	$7.35	$3.41
Third Quarter	$4.30	$1.65
Fourth Quarter	$5.00	$2.07
2001	High	Low
First Quarter	$26.44	$16.56
Second Quarter	$19.75	$12.90
Third Quarter	$14.74	$5.17
Fourth Quarter	$9.35	$5.25

Holders

There were approximately 350 registered holders of the Company’s Common Stock of record as of March 3, 2003.

Rights

On June 29, 1995, the Company declared a dividend distribution of rights (each, a “Right”) to purchase a certain number of units at a price of $104.00, subject to adjustment. The Rights are deemed to attach to and trade together with the Common Stock. Each unit is equal to one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. Rights are distributed in connection with issuances of shares of Common Stock. The Rights are not exercisable until the occurrence of certain events enumerated in the Stockholder Protection Agreement between the Company and First Union National Bank, the Company’s Rights agent. Until a Right is exercised, no holder of Rights will have rights as a stockholder of the Company other than rights resulting from such holder’s ownership of Common Stock, including, without limitation, the right to vote or to receive dividends. A description of the Rights is hereby incorporated by reference from the Company’s Current Report on Form 8-K dated July 10, 1995, as amended.

Dividends

Except for the Rights, the Company has not declared or paid dividends on its Common Stock to date and intends to retain future earnings, if any, for use in its business for the foreseeable future. In addition, as a result of the Series D Stock financing described in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company must have the consent of the holders of the Series D Stock before any dividend can be declared on the Common Stock.

The holders of the Series D Stock are entitled to receive a cumulative dividend equal to 8% of the Series D Stock’s liquidation preference, payable quarterly. The liquidation preference is equal to the Series D Stock stated value of $30.0 million plus any accrued and unpaid dividends. The dividends may be paid in cash, or they may be accrued and added to the liquidation preference, becoming payable in cash upon redemption or payable in Common Stock upon conversion of the Series D Stock. During the periods that the Common Stock trades at or above $15.00 per share for 45 consecutive trading days, the dividend rate will be reduced to 2%, and if during subsequent periods the Common Stock trades below $10.00 per share for 45 consecutive trading days, the dividend rate will adjust back to 8%. A dividend of $2.5 million and $0.1 million has been accrued and added to the carrying value and liquidation preference of the Series D stock in the years ended 2002 and 2001, respectively. Through December 31, 2002 the total cumulative accrued dividend added to the carrying value and liquidation preference was $2.6 million. The fair market value of the dividend of $1.3 million and $0.1 million is shown on the face of the Consolidated Statement of Operations below the “Net loss” in the years ended 2002 and 2001, respectively.

Item 6. Selected Consolidated Financial Data

The selected consolidated financial data set forth below has been derived from the audited financial statements of the Company. The consolidated financial statements of the Company as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, together with the notes thereto and the related report of PricewaterhouseCoopers LLP, independent accountants, are included elsewhere in this Report. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

In thousands of dollars, except share and per share data		For The Years Ended		December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net revenues	$ 59,931	$ 58,832	$ 55,037	$ 45,225	$ 39,101
Cost of products sold	45,088	48,108	40,951	36,401	30,664
Gross margin	14,843	10,724	14,086	8,824	8,437
Research and development	7,716	8,040	7,944	7,506	7,281
General and administrative	6,102	7,182	6,983	7,264	7,152
Sales and marketing	9,773	9,043	7,784	8,293	12,956
Abbott termination fee	52,000	--	--	--	--
Litigation settlements	--	10,491	1,500	--	--
Write-down of certain fixed assets	1,217	1,124	--	--	--
Write-down of certain intangible assets	1,036	--	--	--	--
Consolidation of operations	--	--	--	70	1,115
Operating loss	(63,001)	(25,156)	(10,125)	(14,309)	(20,067)
Other (expense) income, net	(516)	795	1,763	1,507	1,672
Loss before income taxes	(63,517)	(24,361)	(8,362)	(12,802)	(18,395)
Income tax benefit	(697)	(1,141)	(867)	--	--
Net loss	(62,820)	(23,220)	(7,495)	(12,802)	(18,395)
Accretion of Preferred Stock	(448)	(1,734)	--	--	--
Dividends on Preferred Stock	(1,326)	(133)	--	--	--
Net loss available to Common
Stockholders	($ 64,594)	($ 25,087)	($ 7,495)	($ 12,802)	($ 18,395)
Basic and diluted net loss per share
available to Common Stockholders	($ 3.22)	($ 1.33)	($ 0.43)	($ 0.83)	($ 1.32)
Shares used in computing basic and
diluted net loss per share available to Common Stockholders	20,075,430	18,920,956	17,512,083	15,475,893	13,912,175

In thousands of dollars		As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$ 27,059	$ 43,112	$ 19,536	$ 25,575	$ 38,390
Working capital	33,284	48,082	21,521	31,958	44,605
Total assets	63,958	75,889	59,934	58,124	68,906
Total liabilities	64,836	15,951	18,882	13,461	14,246
Long-term liabilities and Preferred
Stock	75,223	30,392	106	5,175	5,000
Accumulated deficit	(283,005)	(220,185)	(196,965)	(189,470)	(176,668)
Total stockholders' (deficit) equity	(29,101)	34,604	41,052	44,663	54,660

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background and Overview

The Company, which was incorporated in Delaware in 1983, together with its wholly-owned subsidiary, i-STAT Canada Limited, develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic or monitoring information at the point of patient care. The Company’s current products, known as the i-STAT® System, consist of battery-operated, hand-held, portable analyzers and single-use disposable cartridges, the majority of which simultaneously perform different combinations of commonly ordered blood tests in approximately two to three minutes. The i-STAT System also includes peripheral components that enable the results of tests to be transmitted by infrared means to both a proprietary information system for managing the user’s point-of-care testing program and to the user’s information systems for billing and archiving.

The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, pH, ionized calcium, lactate, coagulation, arterial blood gases, and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. During the second quarter of 2002, the Company received approval from the Food and Drug Administration (“FDA”) to market a test that measures Prothrombin Time (“PT”). The PT test is used to monitor patients on anti-coagulant therapy, such as COUMADIN®, to prevent blood clot formation. The Company began shipment of the PT test for initial evaluation in the third quarter of 2002 and expects the first revenue producing shipments of the product to occur in the first quarter of 2003. In addition, during the fourth quarter of 2002, the Company submitted a 510(k) filing with the FDA for a cartridge that performs the kaolin-based activated clotting time (kaolin ACT) test. Assuming timely regulatory approvals, the Company expects to begin commercial introduction of the kaolin ACT in 2003. The Company is also conducting clinical trials on immunoassay tests, the first of which is a test for troponin I, a marker of myocardial damage. The Company expects to file a 510(k) application with the FDA in the second quarter of 2003, and subject to regulatory approval, to begin commercial introduction of troponin I in the second half of 2003.

Prior to November 1, 1998, the Company marketed and distributed its products in the United States and Canada principally through its own direct sales and marketing organization, in Japan through FUSO Pharmaceutical Industries, Ltd. (“FUSO”), in Europe through Hewlett-Packard Company (“HP”) and in Mexico, South America, China, Australia, and certain other countries in Asia, through selected distribution channels. In August 1998, the Company and Abbott Laboratories (“Abbott”) entered into a Marketing and Distribution Agreement (the “Abbott Distribution Agreement”). In addition to the Abbott Distribution Agreement, the Company and Abbott also entered into a Funded Research & Development Agreement (the “Abbott Research Agreement”), a Common Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement (collectively known as the “Abbott Alliance Agreements”). During 2002, approximately 86% of the Company’s total net revenues were from sales to Abbott. See “Alliance with Abbott Laboratories”, below, for a description of the Abbott Alliance Agreements.

On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. Accordingly, the Company has begun to take actions to assume direct responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs and an executive vice president of commercial operations. The Company anticipates further additions of sales and marketing personnel in the coming quarters. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows.

In January 2003, the Company and FUSO entered into a new Distribution Agreement (the “FUSO Distribution Agreement”). The FUSO Distribution Agreement extends FUSO’s current non-exclusive distribution rights in Japan through December 31, 2003 and grants exclusive distribution rights in Japan from January 1, 2004 through December 31, 2008, subject to FUSO meeting certain sales milestones. During the first quarter of 2003, FUSO paid $2.0 million for marketing support throughout the exclusive term of the FUSO Distribution Agreement. In addition, FUSO is expected to pay an additional $11.0 million in October 2003 as a prepayment that will be offset against future purchases of cartridges. Sales to FUSO represented approximately 8% of the Company’s total net revenues for 2002.

Results of Operations

The Company generated total net revenues of $59.9 million, $58.8 million and $55.0 million in 2002, 2001 and 2000, respectively, including international revenues (as a percentage of worldwide total net revenues) of $15.1 million (25.2%), $14.6 million (24.9%) and $15.1 million (27.5%), respectively. Total net revenues from Abbott represented 86.0%, 84.3% and 83.5% of the Company’s worldwide total net revenues for 2002, 2001 and 2000, respectively.

The $1.1 million, or 1.9%, increase in total net revenues from 2001 to 2002 was primarily due to the increased international sales of the Company’s cartridges reflecting higher cartridge consumption by existing hospital customers and the addition of new hospital customers in markets outside the United States. Cartridge sales volume increased 6.3% to 12,574,875 units in 2002 from 11,835,075 units in 2001. Increased cartridge revenue from the increase in sales volume was partially offset by a decrease in worldwide average selling prices per cartridge from $3.38 in 2001 to $3.34 in 2002. The decrease in worldwide average selling prices is primarily a result of the decrease in the Japanese government’s reimbursement rate for our cartridges which in turn negatively impacted the average selling price of cartridges sold to FUSO, one of our marketing partners in Japan. For 2003, cartridge average selling prices are expected to continue to decline because of the product pricing arrangements found in the strategic alliance with Abbott that produce lower average selling prices as volume increases. (See “Alliance with Abbott Laboratories.”) Also, offsetting the increase in revenue related to increased cartridge sales was the reduction in worldwide analyzer sales of 8.5% to 4,001 units in 2002 from 4,371 units in 2001. Total net revenues in 2002 and 2001 each include approximately $0.9 million of sales and marketing cost reimbursements from Abbott.

The $3.8 million (6.9%) increase in total net revenues from 2000 to 2001 was primarily due to increased shipment volume of the Company’s cartridges and increased sales of the i-STAT 1 Analyzer, introduced in December 2000, partially offset by the elimination of research and development reimbursements from Abbott during 2001. Cartridge shipments increased 20.4% to 11,835,075 units in 2001 from 9,829,225 units in 2000, as a result of higher cartridge consumption by existing hospital users and the addition of new hospital users. Revenues from the increased cartridge shipments were partially offset by lower worldwide average selling prices per cartridge, which declined from approximately $3.69 to $3.38 in the same period. The decrease in worldwide average selling prices during 2001 was primarily a function of pricing arrangements under the strategic alliance with Abbott, which produce lower average selling prices as volume increases, and the impact of price discounting by Abbott to its customers in the United States. Also contributing to the increase in total net revenues was an increase in worldwide analyzer sales volume of 1.4% to 4,371 units in 2001 from 4,311 units in 2000 and a favorable shift in mix to the higher priced i-STAT 1 Analyzer. Total net revenues in 2001 and 2000 also include approximately $0.9 million of sales and marketing cost reimbursements from Abbott in 2001 and $2.7 million of research and development reimbursements and $0.9 million of sales and marketing cost reimbursements from Abbott in 2000.

As a result of the expiration of the Abbott Distribution Agreement, effective January 1, 2004, the Company expects a material increase in net revenues resulting from the increase in the average sales price it will recognize as a result of selling the Company’s products directly to end-user customers and distributors. Currently, the Company’s average sales price is lower than the end-user average sales price or average sales price to sub-distributors due to distribution discounts taken by Abbott.

The gross margin on total net revenues in 2002, 2001 and 2000 was $14.8 million, $10.7 million and $14.1 million, respectively. Gross margin percentage on sales of products and services, which excludes “other net revenues” such as royalties and reimbursements of research and development and sales and marketing expenses, was 23.6%, 16.3% and 20.3% in 2002, 2001 and 2000, respectively. Gross margin percentage on the sale of products generally improves with increased shipment volume of the Company’s cartridges and as a result of overhead absorption and improvements in manufacturing productivity and yields. In recent years there have been several factors that have impacted the gross margin on sales of products and services. For example, in the first quarter of 2000, reduced levels of production and higher than normal scrap levels caused by manufacturing process problems increased costs. Gross margin on sales of products subsequently improved for the remainder of 2000 due to the rebuilding of cartridge inventories, which caused fixed manufacturing costs to be spread over a larger number of product units and also due to improvements in cartridge production yields. In 2001, despite an increase in shipment volume, gross margin on sales of products increased primarily as a result of lower average selling prices per unit and a charge of $1.7 million recorded in the fourth quarter of 2001, related to the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate as a result of a production process issue. Gross margin on sales of products in 2002 was also negatively impacted by a charge of $1.6 million recorded in the first quarter of 2002 for the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that also exhibited a higher than usual quality check rejection rate, caused by the same production process issue.

The Company incurred expenses of $1.2 million and $1.1 million for the write-down of certain production assets in the years ended 2002 and 2001, respectively. The Company reviewed its plant and equipment assets in 2002 and 2001 and determined that the write-down was required in each year for certain fixed assets that were associated with projects at the Company’s manufacturing facility in Canada. The Company abandoned these projects due to the identification of more efficient alternatives. The write-down reduced the carrying value of those assets down to their estimated fair values of zero. The write-downs are included in the Consolidated Statement of Operations as a separate line item.

The Company incurred research and development expenses (as a percentage of total net revenues) of $7.7 million (12.9%), $8.0 million (13.7%) and $7.9 million (14.4%) in 2002, 2001 and 2000, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary to conduct new product development. Research and development expenditures may vary over the next several years. The amount and timing of any change will depend upon numerous factors including the level of research and development activity at any point in time, the breadth of the Company’s development objectives and the stage of its development programs. Revenues from Abbott of approximately $2.7 million for research and development activities are included in net revenues in 2000. There were no research and development revenues from Abbott in 2002 and 2001 and Abbott currently is not funding any of the Company’s research and development programs.

The Company incurred sales and marketing expenses (as a percentage of total net revenues) of approximately $9.8 million (16.3%), $9.0 million (15.4%) and $7.8 million (14.1%) in 2002, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, business development and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The increase in 2002 is primarily related to an increase in sales personnel as the Company prepares to assume direct responsibility for the marketing and sale of its products. The Company anticipates further personnel additions and increased sales and marketing costs in the future as a result of its planned resumption of primary responsibility for the marketing and sales of its products. Included in revenues are amounts reimbursed by Abbott for services performed by the implementation coordinators, approximating $0.9 million in each of the years ended for 2002, 2001 and 2000.

On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004, and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during 2003, approximately $47.0 million in the aggregate. The Company recognized the $5.0 million one-time termination fee and the $47.0 million estimated residual payments as expense in the third quarter of 2002. Since the Abbott residual payments are based on Abbott actual net sales during 2003, the estimated liability for these residual payments is subject to change as the actual net sales become known. These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows. The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments to Abbott. The Company has begun to take actions to assume direct responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs and an executive vice president of commercial operations. The Company anticipates further additions of sales and marketing personnel in the coming quarters. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows.

The Company incurred general and administrative expenses (as a percentage of total net revenues) of approximately $6.1 million (10.2%), $7.2 million (12.2%) and $7.0 million (12.7%) in 2002, 2001 and 2000, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The reduction in general and administrative expenses in 2002 is attributable to a decrease in legal fees associated with certain litigation and arbitration matters.

During the third quarter of 2002, the Company reassessed its patent and trademark strategies, narrowing and focusing its protected assets and the territories in which investments in patent prosecution and trademark registration are pursued. As a result, the Company reviewed the valuation of its intangible patent and trademark assets and determined that a write-down of $1.0 million was required. The write-down is included in the Consolidated Statement of Operations as a separate line item.

Investment income was approximately $0.5 million, $0.9 million and $1.6 million in 2002, 2001 and 2000, respectively. The changes in investment income primarily reflect changes in the level of cash balances and lower interest rates.

Other expenses of $1.1 million in 2002 primarily reflects the net impact of foreign currency gains and losses as a result of short-term intercompany debt. Effective May 31, 2002, as a result of repayment of a portion of the intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability to repay its remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. These losses were the result of the impact of changes in the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation. The amount of such gains and losses could have a material impact on the Company’s results of operations in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars, however, these gains and losses will have no impact on the Company’s cash flows.

In 2002, 2001 and 2000, the New Jersey Economic Development Authority approved the Company’s application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the “Program”). During the fourth quarters of 2002, 2001 and 2000, the Company recognized $0.7 million, $1.1 million and $0.9 million, respectively, from the sale of these tax benefits. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. There is no guarantee that the Company will qualify for this Program in the future or that the Program will not be terminated by the State of New Jersey. At December 31, 2002, the Company had net operating loss carryforwards of approximately $88.0 million for New Jersey income tax purposes, which expire in varying amounts through 2009.

In 2002 and 2001, the Company recorded accretion of Preferred Stock of approximately $0.4 million and $1.7 million, respectively. The accretion of Preferred Stock in 2001 results from the issuance by the Company of Series C Redeemable Convertible Preferred Stock issued in August 2001 (the “Series C Stock”) and the issuance of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December 2001. Both the Series C Stock and the Series D Stock were initially recorded at their relative fair values and net of allocated issuance expenses. The accretion recorded by the Company reflects the amortization of the difference between the net relative fair value and the redemption (or stated) value of such stock. The Company recorded the Series C Stock, related Warrants and Common Stock issued in the transaction in August 2001 at their net relative fair values of $18.8 million, $3.0 million and $11.0 million, respectively, as determined by an independent, third party appraisal firm, net of aggregate issuance expenses of $1.3 million. Accretion of the Series C Stock from its net relative fair value on the date of issuance of approximately $18.8 million to its redemption value on November 29, 2001 of approximately $20.5 million was recorded in 2001. Also included in the amounts reported as accretion of Preferred Stock is a $3.7 million charge recorded in the third and fourth quarters of 2001 relating to the beneficial conversion feature associated with the Series C Stock. This $3.7 million charge was subsequently reversed in December 2001 as a result of the Company’s redemption of the Series C Stock on December 6, 2001. The Company recorded the Series D Stock and the Warrants to purchase Common Stock (the “Series D Warrants”) issued in the December 2001 transaction at their net relative fair values of $25.2 million and $2.5 million, respectively, as determined by an independent, third party appraisal firm, net of aggregate issuance expenses of $2.3 million. Accretion of the Series D Stock is being recorded over a period of ten years, adjusting its reported value from its net relative fair value on the date of issuance of approximately $25.2 million to its stated value of $30.0 million. In 2002, accretion of Preferred Stock of $0.4 million was solely related to the Series D Stock.

Holders of the Series D Stock are entitled to receive a cumulative dividend of 8% of the liquidation preference, payable quarterly. The dividends may be paid in cash, or accrue and be added to the liquidation preference, becoming payable in cash upon redemption or payable in Common Stock upon conversion. The Company recorded the dividend on the Series D Stock at its fair value of approximately $1.3 million and $0.1 million in 2002 and 2001, respectively. Net loss available to Common Stockholders in 2002 increased to approximately $64.6 million, or $3.22 per share, from approximately $25.1 million, or $1.33 per share in 2001. Net loss in 2001 increased to approximately $25.1 million or $1.33 per share, from approximately $7.5 million or $0.43 per share in 2000. The weighted average number of shares used in computing basic and diluted net loss per share was 20.1 million, 18.9 million and 17.5 million in 2002, 2001 and 2000, respectively. The increases in the weighted average number of shares primarily reflect the conversion of 2,138,702 shares of Series B Preferred Stock into 2,138,702 shares of Common Stock in March 2000, the issuance of 1,480,000 shares of Common Stock in August 2001, and the exercise of employee stock options in 2001 and 2000. The weighted average shares used in computing the basic losses per share do not include any potentially dilutive instruments, such as options, warrants or Convertible Preferred Stock, as such inclusion would be anti-dilutive (i.e., decrease the net loss per share).

Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company’s resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a license agreement and a settlement agreement under which the Company agreed to pay Nova approximately $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which products sold by the Company since July 1, 2001 determine hematocrit are covered under the Patent and the license agreement. In December 2002, the arbitration of Nova’s claim was decided in favor of the Company. The Company’s current method of determining hematocrit was found not to be covered under the license to Nova’s Patent, and therefore i-STAT is not required to pay any royalties under the license agreement. This arbitration is final, binding and not appealable.

The Company was a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix’s U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT’s profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management’s time and the Company’s resources merited an out-of-court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

The Company and Abbott are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from increases in the volume of cartridges sold during the term of the Abbott Distribution Agreement. This disputed item relates to different interpretations of certain terms of the Abbott Distribution Agreement. Additionally, the Company and Abbott are in disagreement over the amount of money the Company is entitled to for the development, production, maintenance and support of certain software products sold by Abbott during the term of the Abbott Distribution Agreement. If these disagreements are not resolved amicably, the Abbott Distribution Agreement states that they must be resolved through binding arbitration.

Management of the Company believes that Abbott’s position on both of these issues in dispute are without merit and that, in the event that these issues are resolved through arbitration, the Company will not incur any additional liability to Abbott. The disagreement regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume over the past three years is approximately $1.2 million at December 31, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute. The disagreement regarding payment for the development, production, maintenance and support of certain software sold by Abbott over the past three years is approximately $0.8 million at December 31, 2002, and if this matter is resolved in favor of the Company, the Company’s cost of goods sold would decrease by up to the amount in dispute. Such adjustments would be made when, and if, it is determined that an unfavorable outcome to the Company is probable or, in the case of a payment of the disputed amounts by Abbott, when payment is received by the Company.

Liquidity and Capital Resources

At December 31, 2002, the Company had cash and cash equivalents of $27.1 million, a decrease of $16.0 million from the December 31, 2001 balance of $43.1 million. The decrease in cash reflects $13.0 million of cash used in operating activities primarily resulting from a credit due to Abbott of $10.2 million which was applied to amounts owed by Abbott, and $2.6 million of cash used for equipment purchases. Working capital decreased by $14.8 million during 2002 from $48.1 million at December 31, 2001 to $33.3 million at December 31, 2002. The decrease in working capital during the year is primarily the result of the change in classification of the $10 million termination payments due to Abbott from long-term liability to short-term liability.

The Company expects its existing cash to be sufficient to meet its short-term obligations, liquidity and capital requirements. In addition, the Company expects its existing cash and cash expected to be generated from future operations, including the payments due from the new FUSO Distribution Agreement and the increased cash flows from selling its products direct to end-users (the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004), to be sufficient to meet all of its obligations and capital requirements for the foreseeable future, including those payment obligations resulting from the termination of the Abbott Distribution Agreement. However, numerous factors may change this expectation, including the results of its sales and marketing activities, the success of its new product development efforts, manufacturing difficulties, manufacturing efficiencies, the results of dispute resolution proceedings, competitive conditions, and long-term strategic decisions. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

On March 16, 2000, Agilent Technologies, Inc. converted its holding of 2,138,702 shares of the Company’s Series B Preferred Stock (formerly held by Hewlett-Packard Company) into 2,138,702 shares of Common Stock and sold these shares. Accordingly, it is no longer a related party for financial statement purposes.

At December 31, 2002, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $189.5 million, which expire in varying amounts through 2022. The timing and manner in which these operating loss carryforwards are utilized in any year by the Company may be limited by Section 382 of the Internal Revenue Code. Given the Company’s history of losses and the uncertainty regarding the Company future profitability, the Company has recorded a full valuation allowance against its deferred tax assets.

International sales are invoiced and paid in U.S. dollars, however, the price received from sales of our products to international partners, including Abbott, are subject to subsequent adjustments based upon changes in the value of the U.S. dollar relative to local currencies. The price paid by customers to the Company’s partners is set in local foreign currencies. When the value of foreign currencies changes with respect to the U.S. dollar, the final price paid by the Company’s partners may change due to the foreign exchange conversion of local currency prices. Price reductions are limited, however, by guaranteed U.S. dollar minimum prices established for each cartridge. The Company’s cartridge manufacturing is conducted in Canada. Most manufacturing labor and overhead costs are incurred in Canadian dollars, while some raw material purchases are made in U.S. dollars. The Canadian operation is primarily funded by payments in U.S. dollars made by the U.S. parent company for cartridges purchased for resale to its customers. In 2002, the accumulated other comprehensive loss related to foreign currency translation decreased by approximately $1.4 million to approximately $1.0 million, and reflects the adjustment to translate the Canadian subsidiary’s balance sheet to U.S. dollars at the December 31, 2002 exchange rate. Since most of the cartridge manufacturing expenses are incurred in Canadian dollars, the cost of products sold and therefore, the Company’s consolidated results of operations and cash flows can be impacted by a change in exchange rates between the Canadian dollar and the U.S. dollar.

The impact of inflation on the Company’s business has been minimal and is expected to be minimal for the near-term.

Financings Concluded in 2001

In August 2001, the Company closed a $34.1 million private placement with several institutional investors. In this financing the Company issued 1,480,000 shares of Common Stock at $9.218 per share, 20,464 shares of Series C Stock at $1,000 per share, and six year warrants to purchase up to 1,295,000 shares of Common Stock at $10.139 per share (the “Series C Warrants”). The Series C Warrants are callable by the Company if the closing price of the Company’s Common Stock is greater than $16.50 for ten consecutive business days. If the Company calls the Series C Warrants, then the Company must issue replacement warrants of equal quantity at a strike price of $19.25 and with a term equal to the remaining term on the initial Series C Warrants.

At the time of issuance the Series C Stock was deemed to have a “beneficial conversion feature” because the conversion price of the Series C Stock would reflect a twelve percent discount to the fair market value of the Common Stock. The beneficial conversion feature was calculated on August 3, 2001, the commitment date, and was approximately $3.7 million. The beneficial conversion feature was accreted into the Series C Stock from the date of issuance through November 29, 2001. In December 2001, the Company elected to redeem all outstanding shares of Series C Stock at their face value, thus leaving no Series C Stock outstanding. As a result of the redemption of the Series C Stock, approximately $20.5 million was returned to the holders and Series C Warrants to purchase 555,000 shares of Common Stock were cancelled. As a result of the redemption of the Series C Stock, the accretion related to the “beneficial conversion feature” of $3.7 million was reversed. Thus, the Company’s 2001 Consolidated Statements of Operations do not include any accretion related to the “beneficial conversion feature” of the Series C Stock. In December 2001, as a result of the issuance of the Series D Stock (see below), and pursuant to applicable anti-dilution provisions, the Series C Warrants were adjusted from 740,000 shares of Common Stock at a strike price of $10.139 per share, to 937,857.51 shares at a strike price of $8.00 per share.

In December 2001, the Company closed a $30 million private placement with affiliates of Cerberus Capital Management, L.P. (collectively, “Cerberus”). In this financing, the Company issued 30,000 shares of Series D Stock with a stated value of $1,000 per share and an 8% preferential dividend and six-year warrants to purchase up to 937,500 shares of Common Stock at $8.00 per share (the “Series D Warrants”). The Series D Stock is mandatorily redeemable in December 2011 and may be redeemed by the Company any time after December 2007 (at a price equal to the stated value plus accrued and unpaid dividends). The Series D Stock may be converted into Common Stock at the holders’ option at a conversion price of $8.00 per share of Common Stock, subject to certain ownership level restrictions described below and subject to customary anti-dilution protection adjustments. At the closing of the issuance of Series D Stock, such shares were convertible into 3.75 million shares of the Company’s Common Stock without giving effect to the ownership level restrictions. This number increases to the extent that the Company elects to accrue the dividend.

No holder of the Series D Stock and Series D Warrants may convert or exercise its securities into shares of the Company’s Common Stock if after the conversion, such holder, together with any of its affiliates, would beneficially own over the ownership limitation percentage set by the Company, initially 14.99%. Under certain circumstances, the restrictions for Cerberus may be eased so that it will be entitled to convert or exercise its securities into shares of Common Stock if after the conversion it does not beneficially own in excess of 34.00% of the outstanding shares of the Company’s Common Stock. These restrictions are eased as certain restrictions on Abbott’s ownership levels ease or terminate. Absent these limitations, Cerberus’ current ownership would represent the right to acquire approximately 27.76% of the outstanding voting securities of the Company at March 3, 2003. These limitations do not prevent the holders from acquiring and selling shares of the Company’s Common Stock within these limitations. Cerberus is entitled to appoint one person to the Company’s Board of Directors for so long as it holds 10% of the outstanding securities of the Company on a fully diluted basis (excluding employee stock options).

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

At December 31, 2002, the liquidation preference amount of the Series D Stock is $32.6 million, comprised of the stated value of $30.0 million plus accrued and unpaid dividends of approximately $2.6 million, and the Series D Stock is convertible into approximately 3.7 million shares of Common Stock at a conversion price of $8.00 per share of Common Stock.

Alliance with Abbott Laboratories

Distribution under the Abbott Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Abbott Distribution Agreement, the majority of the Company’s revenues are now derived from Abbott. The primary objective of the Abbott Alliance Agreements was to strengthen the Company’s product marketing and distribution capability and accelerate the development of new products.

Under the Abbott Distribution Agreement, Abbott has become, subject to certain pre-existing rights of the Company’s other international distributors, the exclusive worldwide distributor of the Company’s existing products and any new products the Company may develop for use in the professionally attended human healthcare delivery market during the term of the Abbott Distribution Agreement. Abbott has assumed the Company’s product sales to U.S. customers that were in place as of the inception of the Abbott Distribution Agreement (the “Base Business”) at no profit to Abbott, and the Company and Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25.0 million during the first three years of the Abbott Distribution Agreement against future incremental product sales. Such prepayments were applied as incremental cartridges were sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5.0 million, $4.0 million, $10.8 million and $5.2 million were received in September 1998, January 1999, January 2000 and January 2001, respectively. The remaining balance relating to these prepayments in the amount of $5.0 million is included in “Related party liability, current” at December 31, 2002 and $0.6 million is included in “Deferred revenues, current” at December 31, 2001.

On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. The anticipated impact of this expiration, in terms of operating revenues and expenses and cash flow, as well as the Company’s strategic direction, is covered previously in this Report.

Under the terms of the Abbott Research Agreement, the Company is required to conduct research and develop products primarily to be commercialized by Abbott. Such research and development is to be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Abbott Research Agreement subject to certain limitations. The Company and Abbott will jointly own the intellectual property that is developed during the course of work performed under the Abbott Research Agreement. In connection with this agreement, reimbursements from Abbott of $2.7 million are included in net revenues in 2000. There were no research and development reimbursements from Abbott in 2002 and 2001 and Abbott is not currently funding any of the Company’s research and development programs. The Abbott Research Agreement terminates upon expiration or termination of the Abbott Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Abbott Research Agreement in the territory covered by the Abbott Distribution Agreement. The only program that has been, or is anticipated to be, funded by Abbott during the term of the Abbott Research Agreement was the development of certain aspects of the i-STAT 1 Analyzer, specifically the mechanism that allows the MediSense® glucose test strips to be “read.” Abbott will retain certain rights to this mechanism following expiration of the Abbott Alliance Agreements. Abbott will retain no other rights to any other products, product components, intellectual property, designs or trade secrets of the Company after expiration of the Abbott Alliance Agreements.

In 1998, under the Common Stock Purchase Agreement with Abbott, Abbott purchased 2,000,000 shares (the “Purchased Shares”) of the Company’s Common Stock, at a price of $11.35 per share, resulting in net proceeds of $20.6 million. The Common Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and sale of the Purchased Shares. Abbott may not sell more than 200,000 shares of the Company’s Common Stock during any three-month period and, when selling the Company’s Common Stock, must use its best efforts to sell the stock to as wide a distribution as reasonably practicable so as to prevent any one buyer from acquiring more than 5% ownership in the Company. The Standstill Agreement provides for limitations on Abbott’s ability to purchase the Company’s Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company’s assets for a period of one year following the termination of the initial term of the Abbott Distribution Agreement. Therefore, the Standstill Agreement will remain in force until December 31, 2004.

The foregoing description of the Abbott Alliance Agreements is qualified in its entirety by reference to the actual text of such agreements, copies of which were filed with the Commission as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

Critical Accounting Policies and Estimates

i-STAT’s discussion and analysis of its financial condition and results of operations are based upon i-STAT’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires i-STAT to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, i-STAT evaluates its estimates, including those related to the liability resulting from the termination of the Abbott Distribution Agreement, bad debt reserves, inventory valuation, intangible asset valuation, fixed asset valuation, income tax accruals, deferred assets and valuation allowances, warranty obligations, and other contingencies. i-STAT bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

i-STAT believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

o	Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract.

o	The Company values its inventory at the lower of cost or market. The Company reviews its inventory for quantities in excess of production requirements, obsolescence and for compliance with internal quality specifications. Any adjustments to inventory would be equal to the difference between the cost of inventory and the estimated net market value based upon assumptions about future demand, market conditions and expected cost to distribute those products to market. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

o	The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

o	As a result of the termination of the Abbott Distribution Agreement, the Company recorded accruals for (a) a $5.0 million one-time termination fee and (b) $47.0 million for the five unequal residual payments due to Abbott starting in 2004 through 2008 based upon management’s estimate of Abbott’s net sales of the Company’s products during 2003. If Abbott’s actual net sales are more or less than management’s estimate, then the accrual will need to be adjusted accordingly. For example, if Abbott’s actual net sales results for 2003 are 10% greater than management’s current estimate, then the residual payment liability to Abbott would increase by approximately $4.5 million to $51.5 million. On the other hand, if Abbott’s actual net sales results for 2003 are 10% less than management’s current estimate, then the residual payment liability to Abbott would decrease by approximately $4.8 million to $42.2 million. The final and exact amount of the five unequal residual payments will not be determinable until the beginning of 2004, when Abbott’s net sales numbers are fixed and determinable.

o	The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of long-lived assets. Fair value is determined by comparisons to quoted or estimated selling prices or by using the anticipated cash flows discounted at a rate commensurate with the risk involved.

o	The Company establishes liabilities for litigation and contingencies when the matters become probable and the amount of the potential liability is reasonably estimable. The Company generally will consult with its outside legal counsel, assess the merits of the claim, evaluate the likelihood of an unfavorable outcome and consider the range of potential losses in reaching its conclusion.

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

On July 29, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Bulleting No. 25 “Accounting for Stock Issued to Employees” and it will provide the additional disclosures in its annual and interim financial statements.

All statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation other than statements of historical financial information, are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward-looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, those listed in “Factors That May Affect Future Results”, in Item 1 of this Annual Report on Form 10-K, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure relates to foreign currency exchange risk (see discussion within “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Item 8. Financial Statements and Supplementary Data

See Item 15 for an Index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information concerning directors and executive officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included under the caption “Election of Directors” of the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive compensation is included under the caption “Executive Compensation” of the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

        As of December 31, 2002 the Company had the following equity compensation plans in place:

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Plans approved by shareholders	4,182,813	$9.18	1,395,224
Plans not approved by shareholders[1]	39,215	$9.06	—
Total	4,222,028	$9.18	1,395,224

1Represents options that were granted to certain consultants of the Company in May 1999 for services performed during 1998. The options were not granted under the Company's approved plans. The options are exercisable for a period of four years from the date of grant at an exercise price of $9.06 and will expire in May 2003. The Company is not required to grant any additional options to these consultants.

Information concerning security ownership of certain beneficial owners and management is included under the captions “Principal Stockholders” and “Election of Directors” of the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information concerning transactions and other relationships, if any, between the Company and its directors, officers or principal stockholders is included under the caption “Certain Transactions” of the Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

(1)     Financial Statements—The following are included in Item 8:

Report of Independent Accountants

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 2002

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for
each of the three years in the period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

Notes to Consolidated Financial Statements

(2)     Financial Statement Schedules--The following are included in Item 14(d):

Report of Independent Accountants

Schedule II--Valuation and Qualifying Accounts

Consolidated financial statement schedules not included in this Annual Report on Form 10-K have been omitted either because they are not applicable, not required or the equivalent information has been included in the consolidated financial statements and notes thereto or elsewhere herein.

(b)     Reports on Form 8-K

        On November 14, 2002, the Company filed a current Report on Form 8-K with regard to the Section 906 certifications of the Sarbanes-Oxley Act of 2002 supporting its financial results for the third quarter of 2002.

        On December 13, 2002, the Company filed current Reports on Form 8-K with regard to the Nova Biomedical Corporation patent infringement arbitration decided in favor of i-STAT Corporation.

        On February 3, 2003, the Company filed a current Report on Form 8-K with regard to the new marketing and distribution agreement executed with FUSO Pharmaceutical Industries, Ltd.

        On February 21, 2003, the Company filed a current Report on Form 8-K with regard to its fourth quarter and year-end earnings release.

(3)     Exhibits:

   Exhibit No.     Description

(3.1)	Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

(3.2)	By-laws (Form 10-K for fiscal year ended December 31, 1996)*

(3.3)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

(3.4)	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Form 10-Q for the quarterly period ended September 30, 2001)*

(3.5)	Certificate of Amendment to the Restated Certificate of Incorporation (Form 10-Q for the quarterly period ended September 30, 2001)*

(3.6)	Certificate of Designation, Preferences and Rights of Series D Convertible Preferred Stock (Form 10-K for fiscal year ended December 31, 2001)*

(4.1)	Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

(10.1)	Form of Incentive Stock Option Agreement under 1985 Stock Option Plan (U.S. Resident Affiliate) (Form 10-K for fiscal year ended December 31, 1992)*

(10.2)	Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (U.S. Resident Affiliate) (Form 10-Q for quarter ended September 30, 1996)*

(10.3)	Form of Non-Statutory Stock Option Agreement under 1985 Stock Option Plan (Ontario Resident Affiliate) (Form 10-Q for quarter ended September 30, 1996)*

(10.4)	Lease Agreement, dated December 23, 1991, between William S. Burnside (Canada) Limited, “In Trust” and the Registrant (Form 10-K for fiscal year ended December 31, 1993)*

(10.5)	Letter Agreement, dated April 15, 1994, between Registrant and Noah Kroloff (Form 10-Q for quarter ended June 30, 1994)*

(10.6)	Amendment, dated March 28, 1995 to Lease Agreement dated December 23, 1991, between William S. Burnside (Canada) Limited, “In Trust” and the Registrant (Form 10-Q for quarter ended March 31, 1996)*

(10.7)	Letter Agreement, dated June 6, 1996 between the Registrant and Roger J. Mason (Form 10-Q for quarter ended June 30, 1996)*

(10.8)	Form of Officer Indemnification Agreement (Form 10-K for fiscal year ended December 31, 1996)*

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

   Exhibit No.     Description

(10.9)	Form of Director Indemnification Agreement (Form 10-K for fiscal year ended December 31, 1996)*

(10.10)	1985 Stock Option Plan, as amended (Form 10-K for fiscal year ended December 31, 1997)*

(10.11)	Employment Agreement, dated January 23, 1998, between the Registrant and William P. Moffitt (Form 10-K for fiscal year ended December 31, 1997)*

(10.12)	Non-Statutory Stock Option Agreement, dated January 23, 1998, between the Registrant and William P. Moffitt (Form 10-K for fiscal year ended December 31, 1997)*

(10.13)	Lease Agreement, dated July 16, 1998, between Brandywine Operating Partnership, L.P. and Registration (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.14)	Amendment, dated December 10, 2002 to Lease Agreement dated July 16, 1998, between Brandywine Operating Partnership, L.P. and the Registrant

(10.15)	Common Stock Purchase Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.16)	Standstill Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.17)	Form of Registration Rights Agreement entered into by Registrant and Abbott Laboratories on September 2, 1998 (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.18)	Marketing and Distribution Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.19)	Funded Research & Development and License Agreement, dated as of August 3, 1998, between Registrant and Abbott Laboratories (Form 10-Q for fiscal quarter ended June 30, 1998)*

(10.20)	Form of Director Non-Statutory Stock Option Agreement (Form 10-K for fiscal year ended December 31, 1998) *

(10.21)	Lease Agreement dated August 27, 1998, between Urigold Holdings Ltd. and the Registrant (Form 10-K for the fiscal year ended December 31, 1998)*

(10.22)	i-STAT Corporation Equity Incentive Plan, as amended (Form 10-K for fiscal year ended December 31, 1999)*

(10.23)	Form of Executive Officer Restricted Share Agreement under Equity Incentive Plan (Form 10-Q for fiscal quarter ended March 31, 1999)*

(10.24)	Form of Restricted Share Award Agreement with President and Chief Executive Officer (Form 10-Q for fiscal quarter ended March 31, 1999)*

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

   Exhibit No.     Description

(10.25)	Form of Director Restricted Share Award Agreement (Form 10-K for fiscal year ended December 31, 1999)*

(10.26)	Form of Agreement Relating to State of New Jersey Technology Business Tax Certificate Program (Form 10-K for fiscal year ended December 31, 2000)*

(10.27)	Form of Settlement Agreement dated as of July 26, 2001 between the Company and Nova Biomedical Corporation (Form 8-K dated July 27, 2001)*

(10.28)	Registration Rights Agreement, dated as of August 2, 2001, between Registrant and the Purchasers named therein (Form 8-K dated August 3, 2001)*

(10.29)	Form of Warrant, issued as of August 2, 2001, to purchase shares of Common Stock of Registrant (Form 8-K dated August 3, 2001)*

(10.30)	Securities Purchase Agreement, dated as of August 2, 2001, between the Registrant and the Purchasers named therein (Form 8-K dated August 3, 2001)*

(10.31)	Securities Purchase Agreement, dated as of December 6, 2001, between the Registrant and the Purchasers named therein (Form 8-K dated December 7, 2001)*

(10.32)	Form of Registration Rights Agreement between Registrant and the Purchasers named therein (Form 8-K dated December 7, 2001)*

(10.33)	Form of Warrant issued to each of the Series D Stock investors to purchase Common Stock of Registrant (Form 8-K dated December 7, 2001)*

(10.34)	Employment Agreement, dated May 30, 2002, between the Registrant and Lorin J. Randall (Form 10-Q for fiscal quarter ended June 30, 2002)*

(10.35)	Employment Agreement, dated August 16, 2002, between the Registrant and Bruce F. Basarab (Form 10-Q for fiscal quarter ended September 30, 2002)*

(10.36)	Distribution Agreement, dated January 18, 2003, between Registrant and FUSO Pharmaceutical Industries, Ltd.**

(10.37)	Prepayment Agreement, dated January 18, 2003, between Registrant and FUSO Pharmaceutical Industries, Ltd.**

(21)	Subsidiaries of the Registrant (Form S-1 Registration Statement, File No. 33-44800)*

(23)	Consent of PricewaterhouseCoopers LLP, Independent Accountants

(24)

Powers of Attorney, executed by certain officers of the Registrant and the individual members of the Board of Directors, authorizing such officers of the Registrant to file amendments to this Report, are located on the signature page of this Report.

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except) where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

** Certain portions of this exhibit have been ommitted pursuant to a request for confidential treatment separately filed with the Securities and Exchange Commission.

i-STAT CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Description

Report of Independent Accountants

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 2002

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Changes in Stockholders' (Deficit) Equity for
each of the three years in the period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

Notes to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of i-STAT Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of i-STAT Corporation and its subsidiary (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 5, 2003

i-STAT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands of dollars, except share and per share data	For the	Years Ended	December 31,
	2002	2001	2000
Net revenues:
Related party net revenues	$50,555	$48,650	$42,419
Third party net revenues	8,426	8,828	8,972
Other net revenues	950	1,354	3,646
Total net revenues	59,931	58,832	55,037
Cost of net revenues	45,088	48,108	40,951
Gross margin on total net revenues	14,843	10,724	14,086
Operating expenses:
Write-down of certain production assets (Note 3)	1,217	1,124	–
Research and development	7,716	8,040	7,944
Sales and marketing	9,773	9,043	7,784
Abbott termination charges (Note 11)	52,000	–	–
General and administrative	6,102	7,182	6,983
Write-down of certain intangible assets (Note 4)	1,036	–	–
Litigation settlement (Note 14)	–	10,491	1,500
Total operating expenses	77,844	35,880	24,211
Operating loss	(63,001)	(25,156)	(10,125)
Other income (expense):
Investment income	549	890	1,636
Other (expense) income	(1,065)	(95)	127
Other (expense) income, net	(516)	795	1,763
Loss before income taxes	(63,517)	(24,361)	(8,362)
Income tax benefit (Note 12)	(697)	(1,141)	(867)
Net loss	(62,820)	(23,220)	(7,495)
Accretion of Preferred Stock (Note 7)	(448)	(1,734)	–
Dividends on Preferred Stock (Note 7)	(1,326)	(133)	–
Net loss available to Common Stockholders	($ 64,594)	($ 25,087)	($ 7,495)
Basic and diluted net loss per share
available to Common Stockholders	($ 3.22)	($ 1.33)	($ 0.43)
Shares used in computing basic and diluted net
loss per share available to Common Stockholders	20,075,430	18,920,956	17,512,083

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT CORPORATION
CONSOLIDATED BALANCE SHEETS

In thousands of dollars, except share and per share data	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$27,059	$43,112
Accounts receivable, net of reserve for doubtful accounts
of $28 in 2002 and 2001	393	546
Accounts receivable from related party, net	7,070	--
Inventories (Note 2)	14,509	13,393
Prepaid expenses and other current assets	2,089	1,924
Total current assets	51,120	58,975
Plant and equipment, net (Note 3)	11,858	14,964
Intangible assets, net (Note 4)	915	1,782
Other assets	65	168
Total assets	$63,958	$75,889
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$2,927	$2,662
Accounts payable to related party, net	--	2,673
Accrued expenses (Note 5)	4,860	4,896
Related party deferred revenue	30	662
Related party liability, current (Note 11)	10,019	--
Total current liabilities	17,836	10,893
Related party liability, non-current (Note 11)	47,000	5,058
Total liabilities	64,836	15,951
Series D Redeemable Convertible Preferred Stock, liquidation value
$32,617 in 2002 and $30,133 in 2001 (Note 7)	28,223	25,334
Commitments and Contingencies (Note 14)
Stockholders' (deficit) equity:
Preferred Stock, $0.10 par value, shares authorized 7,000,000:
Series A Junior Participating Preferred Stock, $0.10 par
value, 1,500,000 shares authorized; none issued	--	--
Series C Convertible Preferred Stock, 25,000 shares
authorized; none issued	--	--
Common Stock, $0.15 par value, 50,000,000 shares authorized;
20,157,927 and 20,107,483 shares issued; and 20,117,110 and
20,066,666 shares outstanding in 2002 and 2001, respectively	3,024	3,016
Treasury Stock, at cost, 40,817 shares	(750)	(750)
Additional paid-in capital	252,771	255,442
Unearned compensation	--	(55)
Loan to officer, net	(93)	(417)
Accumulated deficit	(283,005)	(220,185)
Accumulated other comprehensive loss	(1,048)	(2,447)
Total stockholders' (deficit) equity	(29,101)	34,604
Total liabilities and stockholders' (deficit) equity	$63,958	$75,889

The accompanying notes are an integral part of these consolidated financial statements.

I-STAT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

	Preferred Stock
		Common Stock
								Accumulated Other Comprehensive Loss
In thousands of dollars, except share and per share data	Par Value	Number of Shares Issued	Par Value	Additional Paid-in Capital	Treasury Stock	Unearned Compensation	Loan to Officer		Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 1999	$214	15,761,630	$2,364	$234,487	—	$(1,547)	$(716)	$(669)	$(189,470)	$44,663
Net loss for 2000									(7,495)
Other comprehensive loss (Note 1)								(663)

Total comprehensive loss										(8,158)
Shares issued at $1.50 to $16.75 per share under stock option plans (Note 8)		526,066	79	4,303						4,382
Restricted Stock issued at $13.00 per share		10,256	2	131		(133)
Conversion of Series B Preferred Stock to Common Stock	(214)	2,138,702	321	(107)
Amortization of unearned compensation related to Restricted Stock						916				916
Purchase of Treasury Stock					$(750)					(750)
Loan to officer (Note 8)							(257)			(257)
Forgiveness of loan to officer (Note 8)							256			256

Balance, December 31, 2000	—	18,436,654	2,766	238,814	(750)	(764)	(717)	(1,332)	(196,965)	41,052
Net loss for 2001									(23,220)
Other comprehensive loss (Note 1)								(1,115)

Total comprehensive loss										(24,335)
Shares issued at $1.50 to $18.50 per share under stock option plans (Note 8)		181,728	27	2,037						2,064
Restricted Stock issued at $6.02 per share		2,791	—	17		(17)
Restricted Stock issued at $16.75 per share		7,960	1	132		(133)
Cancellation of Restricted Stock		(1,650)	—	—
Amortization of unearned compensation related to Restricted Stock						859				859
Forgiveness of loan to officer							300			300
Issuance of Common Stock (Note 7)		1,480,000	222	10,817						11,039
Issuance of Series C Warrant (Note 7)				2,976						2,976
Accretion of Series C Redeemable Convertible Preferred Stock (Note 7)				(1,698)						(1,698)
Issuance of Series D Warrant (Note 7)				2,516						2,516
Dividend on Series D Redeemable Convertible Preferred Stock (Note 7)				(133)						(133)
Accretion of Series D Redeemable Convertible Preferred Stock (Note 7)				(36)						(36)

Balance, December 31, 2001	—	20,107,483	3,016	255,442	(750)	(55)	(417)	(2,447)	(220,185)	34,604
Net loss for 2002									(62,820)
Other comprehensive loss (Note 1)								1,399

Total comprehensive loss										(61,421)
Shares issued at $6.13 per share under stock option plans (Note 8)		14,200	3	82						85
Restricted Stock issued at $5.08 per share		36,244	5	179		(184)
Amortization of unearned compensation related to Restricted Stock						239				239
Forgiveness of loan to officer							324			324
Dividend on Series D Redeemable Convertible Preferred Stock (Note 7)				(2,484)						(2,484)
Accretion of Series D Redeemable Convertible Preferred Stock (Note 7)				(448)						(448)

Balance, December 31, 2002	$—	20,157,927	$3,024	$252,771	$(750)	$—	$(93)	$(1,048)	$(283,005)	$(29,101)

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands of dollars, except share and per share data	For the	Years Ended	December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	($62,820)	($23,220)	($7,495)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,940	5,367	4,790
Gains on disposal of equipment	(2)	(13)	(86)
Amortization of deferred revenue	(692)	(10,409)	(6,887)
Expense related to restricted stock and forgiveness
of loan to officer	563	1,159	1,172
Loss on write-down of certain production assets	1,217	1,124	--
Loss on write-down of certain intangible assets	1,036	--	--
Foreign currency loss on intercompany loan (Note 1)	1,149	--	--
Change in assets and liabilities:
Accounts receivable	153	322	(455)
Accounts receivable from related party	(7,070)	3,607	578
Accounts payable to related party	(2,673)	2,673	--
Inventories	(1,022)	1,679	(6,679)
Prepaid expenses and other current assets	(152)	(1,074)	292
Accounts payable	237	(700)	1,245
Accrued expenses	(67)	496	78
Abbott termination liabilities	52,000	--	--
Restricted cash, letter of credit	98	89	199
Deferred revenue	29	5,200	11,077
Net cash used in operating activities	(13,076)	(13,700)	(2,171)
Cash flows from investing activities:
Purchase of equipment	(2,639)	(4,453)	(6,973)
Cost of intangible assets	(291)	(309)	(261)
Proceeds from sale of equipment	2	13	99
Net cash used in investing activities	(2,928)	(4,749)	(7,135)
Cash flows from financing activities:
Proceeds from issuance of Common Stock	88	2,064	4,382
Net proceeds from private placement of Common Stock	--	13,195	--
Net proceeds from issuance of Series C Redeemable
Convertible Preferred Stock and Warrants	--	19,586	--
Redemption of Series C Convertible Preferred Stock	--	(20,464)	--
Net proceeds (expenses) from private placement of Series D
Redeemable Convertible Preferred Stock and Warrants	(50)	27,681	--
Purchase of Treasury Stock	--	--	(750)
Loan to officer	--	--	(257)
Net cash provided by financing activities	38	42,062	3,375
Effect of currency exchange rate changes on cash	(87)	(37)	(108)
Net (decrease) increase in cash and cash equivalents	(16,053)	23,576	(6,039)

Cash and cash equivalents at beginning of year	43,112	19,536	25,575
Cash and cash equivalents at end of year	$27,059	$43,112	$19,536

Supplemental disclosures of cash flow information and non cash investing and financing activities:

Dividends on Series D Stock declared and not paid	$2,484	$133	$--
Equipment purchases included in accounts payable at year end	$--	$95	$143
Conversion of Preferred Stock to Common Stock	$--	$--	$(214)

        The accompanying notes are an integral part of these consolidated financial statements.

i-STAT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of i-STAT Corporation and it’s wholly owned subsidiary i-STAT Canada Limited, collectively known as i-STAT or the Company. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company develops, manufactures, markets and sells medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical diagnostic information at the point of patient care.

The Company operates in a high technology, emerging market environment that involves significant risks and uncertainties, which may cause results to vary significantly from reporting period to reporting period. These risks include, but are not limited to, among others, competition from existing manufacturers and marketers of blood analysis products who have greater resources than the Company, the uncertainty of new product development initiatives, difficulties in manufacturing existing products as well as transferring new technology to the manufacturing stage, market resistance to new products and point-of-care blood diagnosis, domestic and international regulatory constraints, uncertainties of international trade, pending and potential disputes concerning ownership of intellectual property and dependence upon strategic corporate partners for sale of our products and assistance in development of new markets.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less from the date of purchase.

Foreign Currency Translation/Transactions

In general, balance sheet amounts from the Company’s Canadian subsidiary have been translated using exchange rates in effect at the balance sheet dates and the resulting translation adjustments have been included in the accumulated other comprehensive loss as a separate component of Consolidated Stockholders’ (Deficit) Equity. The Statement of Operations from the Company’s Canadian subsidiary has been translated using the average monthly exchange rates in effect during each year. Foreign currency transaction gains and losses have been included in other income.

Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. Foreign currency losses of $1.1 million were recorded in “Other (expense) income, net” for the year ending December 31, 2002. These losses were primarily the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation. The amount of these gains and losses could have a material impact on the Company’s results of operations in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars, however, these gains and losses will have no impact on the Company’s cash flows.

Inventories

Inventories are carried at the lower of actual cost or market. Costs are accounted for on the first-in first-out (FIFO) basis. Inventories are reviewed on a regular basis for quantities in excess of production requirements, obsolescence, and for compliance with the Company’s quality specifications.

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

Patents, Licenses and Trademarks

Costs to obtain patents, licenses and trademarks are capitalized and amortized on a straight-line basis over their estimated useful lives or a period of 17 years, whichever is shorter. The Company reviews these items on a regular basis for realization.

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flows are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of long-lived assets. Fair value is determined by comparisons to quoted or estimated selling prices or by using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an asset and liability approach for financial accounting and reporting of income taxes. In addition, deferred income taxes are adjusted for changes in income tax rates. SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Revenue Recognition

Revenues from the sale of products are recorded when the product is shipped, title and risk of loss have transferred to the purchaser, payment terms are fixed or determinable and payment is reasonably assured. Revenues from service contracts are recognized when performance of the service is complete or over the term of the contract.

Warranty Reserve

The Company establishes a reserve for future warranty repairs as the Company ships its products. The reserve is based on the Company’s actual historical experience of repaired units as compared to total units shipped. The Company reviews the reasonableness of this accrual on a regular basis.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of Common Shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company. The Company has not included potentially dilutive Common Shares in the diluted per-share computation for all periods presented, as the result is anti-dilutive due to the Company’s net loss.

Options to purchase 4,222,028 shares of Common Stock at $2.24 – $32.58 per share, which expire on various dates from January 2003 to November 2012, were outstanding at December 31, 2002. In addition, warrants to purchase 1,875,357.5 shares of Common Stock at $8.00 per share were outstanding at December 31, 2002. The options and warrants were not included in the computation of diluted loss per share because the effect would be anti-dilutive (i.e., decrease the net loss per share) due to the Company’s net loss.

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

Segment Information

The Company operates within one business segment comprising the i-STAT® System. The i-STAT System consists of a portable handheld analyzer and single-use, disposable cartridges, which are interdependent on one another in the functionality of the system.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires foreign currency translation adjustments to be included in other comprehensive loss. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments resulting from the translation of the financial statements of the Company’s Canadian subsidiary.

In thousands of dollars	2002	2001	2000
Net loss	($62,820)	($23,220)	($7,495)
Other comprehensive income (loss):
Foreign currency translation	1,399	(1,115)	(663)
Comprehensive loss	($61,421)	($24,335)	($8,158)

Concentration of Credit Risk

The Company’s significant concentrations of credit risk are with its cash and cash equivalents and accounts receivable. Substantially all the Company’s cash and cash equivalents at December 31, 2002 were held at one institution and invested in a money market fund that invests in short-term U.S. Government Securities. Accounts receivable are generally with distributors such as Abbott Laboratories, Inc. (“Abbott”) (86% of total net revenues in 2002), FUSO Pharmaceutical Industries, Ltd. (“FUSO”), and Heska Corporation. The Company provides credit to its customers on an unsecured basis after evaluating their credit status.

Preferred Stock Dividends

The Company records dividends at their fair market value. If the Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) dividend is paid in cash, the amount of cash paid is deemed to be the fair value of the dividend. If the Series D Stock dividend is accrued and not paid in cash, the fair value of the dividend is dependent upon the fair market value of the Company’s Common Stock when the dividend is declared at the end of each calendar quarter. The Series D Stock and accrued dividends can be converted into Common Stock by the holder at a fixed conversion price of $8.00 per share. In order to determine the fair value of the dividend, the amount of the dividend to be accrued is divided by $8.00 per share in order to determine the equivalent number of Common Shares. The equivalent number of Common Shares is then multiplied by the fair market value, which is deemed to be the closing price of the Common Stock on the date the dividend was declared, and the result is the fair value of the dividend. Any difference in the actual dividend accrued and the fair value of the dividend is recorded in additional paid-in capital.

Stock Based Compensation

The Company applies the provisions of Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees” when accounting for stock options and restricted stock issued to employees and non-employee directors. In general, the Company issues stock options that do not require the recognition of compensation expense as the awards are fixed for accounting purposes and the exercise price of the option is equal to or greater than the fair market value of the stock on the date of grant. However, if the exercise price of the stock option is less than the fair market value of the stock, the Company will record compensation expense for the intrinsic value of the option. The intrinsic value of the option is calculated by the extent to which the fair market value of the underlying stock exceeds the exercise price of the option on the measurement date. The measurement date is usually equivalent to the grant date as the number of shares and price are fixed at that time. The Company recognizes compensation expense from stock options and grants of restricted stock when it is earned, which, in general, is ratably over the vesting period of the stock option. The Company does issue stock options with acceleration provisions. Acceleration of vesting can only occur if certain clearly defined and objective goals are met. These stock options with accelerated vesting are treated as fixed awards in accordance with APB 25 and FASB Interpretation No. 44.

Had compensation costs for the Company’s stock options been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net loss and net loss per share would have been increased to the pro forma amounts below:

In thousands of dollars, except per share data	2002	2001	2000
Actual net loss available to Common Stockholders	($64,594)	($25,087)	($ 7,495)
Proforma compensation expense under SFAS 123	($ 4,502)	($ 4,608)	($ 4,419)
Proforma net loss available to Common Stockholders	($69,096)	($29,695)	($11,914)
Actual basic and diluted net loss per share	($ 3.22)	($ 1.33)	($ 0.43)
Pro forma basic and diluted net loss per share	($ 3.44)	($ 1.57)	($ 0.68)

In general, the Company does not grant stock options to non-employees or to vendors in exchange for services. In addition, the Company does not expense stock options as permitted under SFAS 123, “Accounting for Stock Based

Compensation” however it does disclose the proforma impact of SFAS 123 in the footnotes of the consolidated financial statements.

Research and Development Expenses

The Company accounts for research and development expenses in accordance with SFAS No. 2, “Accounting for Research and Development Costs” and expenses all research and development expenses as they are incurred. In addition, if the Company is contracted to perform research and development activities on behalf of another party, the Company recognizes the reimbursement for those activities as revenue in the period the activity is performed.

Reclassification

Certain reclassifications have been made to 2000 and 2001 amounts to conform them to the 2002 presentation.

Recently Issued Accounting Pronouncements

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

On July 29, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3. “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Therefore, this statement eliminates the definition and requirements for recognition of exit costs in EITF Issue 94-3. This statement also establishes that fair value is the objective for initial measurement of the liability. The Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operation.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Bulleting No. 25 “Accounting for Stock Issued to Employees” and it will provide the additional disclosures in its annual and interim financial statements.

2. Inventories

Inventories consist of the following:

In thousands of dollars	December	31,
	2002	2001
Raw materials	$ 4,356	$ 4,462
Work-in-process	3,920	3,058
Finished goods	6,233	5,873
	$14,509	$13,393

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

3. Plant and Equipment

Plant and equipment, net, consists of the following:

In thousands of dollars	December	31,
	2002	2001
Other equipment	$ 8,886	$ 8,487
Manufacturing equipment	30,319	27,434
Fixed assets projects in progress	2,199	3,758
Furniture and fixtures	1,386	1,372
Leasehold improvements	5,198	5,064
	47,988	46,115
Less accumulated depreciation and amortization	(36,130)	(31,151)
	$ 11,858	$ 14,964

Depreciation expense was approximately $4.8 million, $5.1 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Maintenance and repairs expense for the years ended December 31, 2002, 2001 and 2000 was approximately $0.9 million, $0.9 million and $1.0 million, respectively.

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

During the fourth quarter of 2001, the Company reviewed its plant and equipment assets and determined that a write-down of $1.1 million was required for certain fixed assets, which were associated with certain projects that had not been completed at the Company’s Canadian facility, as lower cost alternatives were found. This write-down reduced the carrying value of certain assets down to their estimated fair values. The write-down is included in the Consolidated Statement of Operations as a separate line item.

4. Intangible Assets

Intangible assets, net, consist of the following:

In thousands of dollars	December	31,
	2002	2001
Patents, licenses and trademarks	$ 1,549	$ 2,757
Less accumulated amortization	(634)	(975)
	$ 915	$ 1,782

Amortization expense was approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

During the third quarter of 2002, the Company reassessed its patent and trademark strategies narrowing and focusing its protected assets and the territories in which investments in patent prosecution and trademark registration are pursued. As a result, the Company reviewed the valuation of its intangible patent and trademark assets and determined that a write-down of $1.0 million was required. The write-down is included in the Consolidated Statement of Operations as a separate line item.

5. Accrued Expenses

Accrued expenses consist of the following:

In thousands of dollars	December	31,
	2002	2001
Accrued employee incentive awards	$1,326	$1,142
Compensated absences	1,176	1,049
Cartridge replacement reserve (see Note 2)	--	620
Professional fees	420	529
Accrued commissions	193	273
Abbott cartridge volume benefit	673	288
Other	1,072	995
	$4,860	$4,896

6. Leasing Transactions

The Company leases two facilities as part of its manufacturing facilities in Ontario, Canada. One facility, comprised of 53,802 square feet, has a lease that expires in 2010. The second facility’s lease, comprised of 43,054 square feet, expires in February 2004, subject to, at the Company’s option, renewal for one five-year term. Rent expense for these facilities was approximately $0.7 million for each of the years ended December 31, 2002, 2001 and 2000.

The Company leases a 37,474 square foot facility in East Windsor, New Jersey. The lease expires on December 31, 2008, subject, at the Company’s option, to one five-year option to renew. The Company also leases 5,950 square feet of warehouse space in Jamesburg, New Jersey. The lease expires in October 2003. Rent expense for these facilities was approximately $0.7 for each of the years ended December 31, 2002, 2001 and 2000.

As of December 31, 2002, future minimum lease payments for the next five years are as follows:

Year Ending December 31: In thousands of dollars	Operating Leases
2003	$ 1,380
2004	1,095
2005	1,042
2006	1,057
2007	1,076

7. Preferred Stock and Warrants

The Company has authorized 7,000,000 shares of Preferred Stock. The rights, preferences, qualifications, and voting powers are determined by the Board of Directors at the time of issuance.

Series A Junior Participating Preferred Stock

In June 1995 the Board designated 1,500,000 shares as Series A Junior Participating Preferred Stock that may be issued in the future in connection with certain shareholder protection measures. On June 29, 1995, the Company declared a dividend distribution of rights (each, a “Right”) to purchase a certain number of units at a price of $104.00, subject to adjustment. The Rights are deemed to attach to and trade together with the Common Stock. Each unit is equal to one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. Rights are distributed in connection with issuances of shares of Common Stock. The Rights are not exercisable until the occurrence of certain events enumerated in the Stockholder Protection Agreement between the Company and First Union National Bank, the Company’s rights agent. Until a Right is exercised no holder of Rights will have rights as a stockholder of the Company (other than rights resulting from such holder’s ownership of Common Stock), including, without limitation, the right to vote or to receive dividends.

Series C Redeemable Convertible Preferred Stock and Warrants

In August 2001, the Company closed a $34.1 million private placement with several institutional investors. The financing consisted of 1,480,000 shares of Common Stock at $9.218 per share, 20,464 shares of Series C Redeemable Convertible Preferred Stock with a stated value of $1,000 per share (the “Series C Stock”) and six year warrants to purchase up to 1,295,000 shares of Common Stock at $10.139 per share (the “Series C Warrants”). The Series C Warrants are callable by the Company if the closing price of the Company’s Common Stock is greater than $16.50 for ten consecutive business days. If the Company calls the Series C Warrants, then the Company must issue replacement warrants of equal quantity at a strike price of $19.25 and with a term equal to the remaining term on the initial Series C Warrants. The Company recorded the Series C Stock, Series C Warrants and the Common Stock issued in the transaction at their net relative fair values of $18.8 million, $3.0 million and $11.0 million, respectively, which were determined by an independent, third party appraisal firm and were net of issuance expenses in the aggregate amount of $1.3 million. The Series C Stock was accreted from its relative fair value on the date of issuance of approximately $18.8 million to its redemption value on November 29, 2001 of approximately $20.5 million. The resulting accretion of approximately $1.7 million is shown as Accretion of Preferred Stock below the net loss in the Company’s Consolidated Statements of Operations. The Company incurred expenses of approximately $1.3 million related to the transaction, which were allocated to the Common Stock, Series C Stock and Series C warrants based on their relative fair values.

In addition, at the time of issuance the Series C Stock was deemed to have a “beneficial conversion feature” because the conversion price of the Series C Stock reflected a twelve percent discount to the fair market value of the Common Stock. The beneficial conversion feature was calculated on August 3, 2001, the commitment date, and was approximately $3.7 million. The beneficial conversion feature was accreted into the Series C Stock from the date of issuance through November 29, 2001.

In December 2001, the Company elected to redeem all outstanding shares of Series C Stock at their face value, thus leaving no Series C Stock outstanding. As a result of the redemption of the Series C Stock, approximately $20.5 million was returned to the holders and Series C Warrants representing 555,000 shares of Common Stock were cancelled. In December 2001, as a result of the issuance of the Series D Stock and pursuant to anti-dilution provisions, the Series C Warrants were adjusted from 740,000 shares of Common Stock at a strike price of $10.139 per share, to 937,857.5 shares at a strike price of $8.00 per share. In addition, as a result of the redemption of the Series C Stock, the accretion related to the “beneficial conversion feature” of $3.7 million was reversed. Thus, the 2001 Company’s Consolidated Statements of Operations does not include any accretion related to the “beneficial conversion feature”.

Series D Redeemable Convertible Preferred Stock and Warrants

In December 2001, the Company closed a $30.0 million private placement with affiliates of Cerberus Capital Management, L.P. (collectively “Cerberus”). The financing consisted of 30,000 shares of Series D Stock with a stated value of $1,000 per share and an 8% preferential dividend and six year warrants to purchase up to 937,500 shares of Common Stock at $8.00 per share (the “Series D Warrants”). The Series D Stock is mandatorily redeemable in December 2011 and may be redeemed by the Company any time after December 2007. The Series D Stock may be converted into Common Stock at the holders’ option at a conversion price of $8.00 per share of Common Stock, subject to certain ownership level restrictions. No holder of the Series D Stock and Series D Warrants may convert or exercise its securities into shares of the Company’s Common Stock if after the conversion, such holder, together with any of its affiliates, would beneficially own over the ownership limitation percentage set by the Company, initially 14.99%. Under certain circumstances, the restrictions for Cerberus may be eased so that it will be entitled to convert or exercise its securities into shares of Common Stock if after the conversion it, together with any of its affiliates, do not beneficially own in excess of 34.00% of the outstanding shares of the Company’s Common Stock. Absent these limitations, Cerberus’ current ownership would represent the right to acquire approximately 27.76% of the outstanding voting securities of the Company at December 31, 2002. These limitations do not prevent the holders from acquiring and selling shares of the Company’s Common Stock. Cerberus is entitled to appoint one person to the Company’s Board of Directors for so long as it holds 10% of the outstanding securities of the Company on a fully diluted basis.

The Company recorded the Series D Stock and the Series D Warrants issued in the transaction at their net relative fair values of $25.2 million and $2.5 million, respectively, which were determined by an independent, third party appraisal firm and were net of issuance expenses in the aggregate amount of $2.3 million. The Series D Stock is being accreted over a period of ten years from its relative fair value on the date of issuance of approximately $25.2 million to its stated value of $30.0 million. The resulting accretion of $0.4 million and $0.036 million is shown below net loss in the Consolidated Statements of Operations for the years ended December 31, 2002 and 2001, respectively. The Company incurred issuance expenses of approximately $2.3 million related to the transaction, which were allocated to the Series D Stock and Series D Warrants based on their relative fair values.

The holders of the Series D Stock are entitled to receive a cumulative dividend of 8% of the liquidation preference, payable quarterly. The dividends may be paid in cash, or accrue and be added to the liquidation preference, becoming payable in cash upon redemption or payable in Common Stock upon conversion. During the periods that the Common Stock trades at or above $15.00 per share for 45 consecutive trading days, the dividend rate will be reduced to 2%, and if during subsequent periods the Common Stock trades below $10.00 per share for 45 consecutive trading days, the dividend rate will adjust back to 8%. A dividend of approximately $1.3 million and $0.1 million was recorded at its fair value for the years ending December 2002 and December 2001, respectively, and has been accrued and is shown in the Consolidated Statement of Operations below the net loss.

The value of the Series D Stock presented in the Consolidated Balance Sheets of approximately $28.2 million and $25.3 million at December 31, 2002 and 2001, respectively, is comprised of its initial net relative fair value of approximately $25.2 million, plus accretion of $0.4 million and $0.036 million, plus the accrued and unpaid dividends of approximately $2.6 million and $0.1 million at December 31, 2002 and 2001, respectively.

The liquidation preference amount of the Series D Stock is approximately $32.6 and $30.1 million at December 31, 2002 and 2001, respectively, comprised of the stated value of $30.0 million plus accrued and unpaid dividends of approximately $2.6 million and $0.1 million, and the Series D Stock is convertible into approximately 3.767 million shares of Common Stock at a conversion price of $8.00 per share of Common Stock.

8.    Stock Options and Restricted Stock

Option Program Description

As incentives to Company personnel and others, the Board of Directors from time to time grants options to purchase shares of the Company's Common Stock. Most options are granted under the 1985 Stock Option Plan or Equity Incentive Plan ("the Plans"). Both Plans have been approved by the Company's stockholders. The maximum number of issuable shares of Common Stock under the Plans is 7,300,000 of which 1,395,224 are available for grant at December 31, 2002.

Options under the 1985 Stock Option Plan can be granted until November 26, 2005, and options under the Equity Incentive Plan can be granted until March 31, 2008. The exercise price of an option is based upon the fair market value of the Company's Common Stock at the time of the grant, as determined by utilizing the closing price of the Company's Common Stock on the day prior to the date of grant. In general, the Company issues stock options that vest annually over a period of at least three years but not longer than five years. In addition, the Company has in the past, and may in the future, issue stock options with performance-based acceleration provisions. Acceleration of vesting can only occur if certain clearly defined and objective goals are met. These stock options with accelerated vesting are treated as fixed awards in accordance with APB 25 and FASB Interpretation No. 44. Unexercised options issued under the Plans expire ten years from the date of grant or three months following termination of the optionee's employment, whichever occurs first.

General Option Information

        The table below is a summary of stock option activity for the years 2000, 2001, and 2002.

	Options	Option Activity	Weighted Average Exercise Price per Share		Weighted Average Black-Scholes Value per Option
Outstanding at December 31, 1999	2,859,497		$11.45
Exercisable at December 31, 1999	1,349,002		$12.19
2000 Activity:
Options granted		474,047	$13.16		$8.55
Options exercised		(526,066)	$8.33
Options forfeited		(204,791)	$13.61
Options expired		(22,001)	$20.64
Outstanding at December 31, 2000	2,580,686		$12.15
Exercisable at December 31, 2000	1,167,008		$12.49
2001 Activity:
Options granted		222,242	$19.52		$15.06
Options exercised		(181,728)	$11.52
Options forfeited		(120,618)	$15.67
Options expired		(114,745)	$11.60
Outstanding at December 31, 2001	2,385,837		$12.73
Exercisable at December 31, 2001	1,330,620		$11.96
2002 Activity:
Options granted		1,988,624	$4.96	*	$3.09
Options exercised		(14,200)	$6.13
Options forfeited		(106,133)	$10.12
Options expired		(32,100)	$10.23
Outstanding at December 31, 2002	4,222,028		$9.18
Exercisable at December 31, 2002	1,592,672		$11.97

        * The weighted average exercise price of $4.96 exceeded the weighted average fair market value of the underlying stock on the dates of grants because 150,000 options were granted with an exercise price in excess of the fair market value.

        The weighted average remaining contractual lives of outstanding options at December 31, 2002 was approximately 7.26 years.

        The following table summarizes information about stock option grants made during 2002, 2001 and 2000:

	2002			2001			2000
	Directors & Officers[1]	All other employees	Total	Directors & Officers	All other employees	Total	Directors & Officers	All other employees	Total
Annual Incentive Program[2]	68,460	234,462	302,922	15,427	49,218	64,645	—	78,420	78,420
Long-term Incentive Program[3]	110,976	369,702	480,678	25,068	78,910	103,978	—	101,679	101,679
Strategic Incentive Program[4]	460,000	405,000	865,000	—	—	—	—	—	—
Restoration[5]	167,000	—	167,000	—	—	—	—	—	—
New Hire[6]	65,000	55,000	120,000	—	28,000	28,000	—	3,000	3,000
Election to the Board and Other[7]	41,024	12,000	53,024	20,119	5,500	25,619	14,948	276,000	293,984
Total	912,460	1,076,164	1,988,624	60,614	161,628	222,242	14,948	459,099	474,047

1
Represents all executive officers and directors of the Company at the time grant was made.

2
Such stock options were awarded pursuant to the Company's Annual Incentive Program (the "AIP") to recognize and reward overall Company performance as well as individual performance during the preceding year (grants listed reflect awards for performance in the preceding year). Individual grants are based upon target values for each eligible employee and a determination of the value of an option using the Black-Scholes formula. Such stock options awards are exercisable over a three-year period (50% on the first anniversary of the date of grant and an additional 25% on the second and third anniversaries of the date of grant). This program has been discontinued. There were no grants to officers in 2000 as officers were granted restricted stock in 1999 and did not receive option awards in 2000.

3
Represents stock options awarded pursuant to the Company's Long-Term Incentive Program (the "LTIP") to recognize and reward performance. Awards are made in lieu of cash bonus payments and are based upon target values for each eligible employee and a determination of the value of an option using the Black-Scholes formula. Such stock options awards are exercisable over a four-year period (25% on the first four anniversaries). During 2002, the Company terminated the Long-Term Incentive Program. There were no grants to officers in 2000 as officers were granted restricted stock in 1999 and did not receive option awards in 2000.

4
Represents stock options awarded pursuant to the Company's Strategic Incentive Program (the "SIP"), which was established in 2002. No further SIP option grants for current participants are anticipated until 2006 or later. Awards under the SIP vest seven years from the date of grant, however vesting may be accelerated if certain objective performance goals are achieved by the individual.

5
Represent awards made to two executive officers during 2002. The awards were made to restore options that could not be exercised prior to expiration because of the Company's stock trading policy restrictions. One of the awards, an option to purchase 150,000 shares was awarded with a strike price of $10.00. Such price exceeded the fair market value of $5.08 on the date of grant.

6
Represents stock options awarded on an individuals date of hire.

7
Represents stock issued to directors upon their election or re-election to the Company's Board of Directors and options granted to employees for special recognition of performance.

        The following table summarizes information about stock options outstanding at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/02	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price
In the Money Options (1):
$2.24—$3.75	936,000	9.60	$2.88	0	–
Out of the Money Options:
$4.41—$6.44	1,212,177	7.75	$6.23	381,811	$6.01
$7.89—$10.81	859,742	6.46	$9.44	513,103	$9.44
$11.81—$17.96	900,236	5.57	$14.63	485,217	$14.18
$21.00—$32.58	313,873	5.50	$22.95	212,541	$23.70

$2.24—$32.58	4,222,028	7.26	$9.18	1,592,672	$11.97

(1)
Out-of-the-money options are those options with an exercise price equal to or above the fair market value closing price of $4.00 at the end of the quarter.

Distribution and Dilutive Effect of Options

        The following table summarizes all option activity for the stated annual period:

	2002	2001	2000
Grants during the period as % of outstanding shares	9.87%	1.11%	2.57%

Grants to executive officers* during the period as % of total options granted (%)	43.82%	18.22%	0.00%

Grants to executive officers* during the period as % of outstanding shares(%)	4.13%	0.16%	0.00%

Cumulative options held by executive officers* as % of total options outstanding (%)	38.91%	35.19%	36.59%

*
See the following section for more details on options granted to executive officers.

Options Granted to Executive Officers

        The following table details option grants to executive officers during 2002:

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
		Percent of Total Granted to Employees Year to Date (%)
	Number of Securities Underlying Options Per Grant (#)
			Exercise of Base Price ($/Share)	Expiration Date
					5%	10%
William P. Moffitt	71,798	3.61%	$6.44/Share	2/05/2012	$753,216	$1,199,411
	150,000	7.54%	$10.00/Share	5/30/2012	$1,241,218	$1,976,432
	160,000	8.05%	$2.89/Share	8/05/2012	$753,250	$1,199,466
Bruce F. Basarab	120,000	6.03%	$2.80/Share	8/16/2012	$547,344	$871,584
Noah Kroloff	27,387	1.38%	$6.44/Share	2/05/2012	$287,310	$457,509
	50,000	2.51%	$2.89/Share	8/05/2012	$235,391	$374,833
Lorin J. Randall	25,000	1.26%	$5.08/Share	5/30/2012	$206,883	$329,438
	60,000	3.02%	$2.89/Share	8/05/2012	$282,469	$449,800
Michael Zelin	41,878	2.11%	$6.44/Share	2/05/2012	$439,332	$699,587
	17,000	0.85%	$5.08/Share	5/30/2012	$140,680	$224,018
	110,000	5.53%	$2.89/Share	8/05/2012	$517,859	$824,633

        The following table details option exercises during 2002 and remaining holdings of executive officers:

			Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Values of Unexercised In-the-Money Options at December 31, 2002 ($)
	Shares Acquired on Exercise (#)
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William P. Moffitt(1)	—	—	177,748	626,311	—	$177,600
Bruce F. Basarab	—	—	—	120,000	—	$144,000
Noah Kroloff	—	—	131,451	90,464	—	$55,500
Lorin J. Randall	—	—	—	85,000	—	$66,600
Michael Zelin[2]	—	—	196,207	215,556	—	$122,100

Subsequent Option Forfeitures

1
On March 3, 2003, Mr. Moffitt voluntarily forfeited stock options representing 332,368 shares, of which 314,445 shares were exercisable and 17,923 shares were unexercisable as of March 3, 2003. During the period of January 1, 2003 to March 3, 2003, an additional 228,653 shares became exercisable.

2
On March 3, 2003, Mr. Zelin voluntarily forfeited stock options representing 69,893 shares, of which 60,759 shares were exercisable and 9,134 shares were unexercisable as of March 3, 2003. During the period of January 1, 2003 to March 3, 2003, an additional 41,940 shares became exercisable.

Proforma Financial Information

The Company applies the provisions of APB Opinion No. 25 (“APB 25”) and related Interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements in respect to the above plans to the extent required by APB 25. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net loss and net loss per share would have been increased to the pro forma amounts below:

In thousands of dollars, except per share data	2002	2001	2000
Actual net loss available to Common Stockholders	($64,594)	($25,087)	($7,495)
Proforma compensation expense under SFAS 123	($4,502)	($4,608)	($4,419)
Proforma net loss available to Common Stockholders	($69,096)	($29,695)	($11,914)
Actual basic and diluted net loss per share	($3.22)	($1.33)	($0.43)
Pro forma basic and diluted net loss per share	($3.44)	($1.57)	($0.68)

As options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of options by the Company. The pro forma additional compensation expense of approximately $4.5 million, $4.6 million and $4.4 million for 2002, 2001 and 2000, respectively, was calculated based on the fair value of each option grant using the Black-Scholes model with the following weighted average assumptions used for grants:

	2002		2001		2000
Dividend yield	0%		0%		0%
Expected volatility	64.76%		64.26%		71.29%
Risk free interest rate	3.85%		4.98%		6.71%
Expected option lives	6 yea	rs	5 yea	rs	5 yea	rs

Restricted Stock Transactions

On February 5, 1999, the Board of Directors awarded 310,000 shares of restricted Common Stock to four executive officers of the Company. The restricted Common Stock had a fair value at the date of grant of approximately $2.8 million. The fair value was determined by utilizing the closing price of the Company’s Common Stock on the day prior to the date of grant. One executive officer was awarded 250,000 shares of restricted Common Stock, 50,000 shares of which immediately vested on February 5, 1999, and 200,000 shares of which vested on February 5, 2002. The remaining 60,000 shares were awarded to the other three executive officers and vested over a three-year period.

On June 30, 1999, in connection with the award of 250,000 shares to one executive officer, the Company loaned the executive officer approximately $0.7 million to pay withholding taxes. The promissory note carries an interest rate of 5.37%, payable annually, and the principal amount of the loan is repayable in April 2003. In April 2000, a second promissory note of approximately $0.3 million was issued. The second promissory note carries an interest rate of 6.36%, payable annually. One third of the principal amount of these loans will be forgiven each April through 2003 if the executive officer remains in the employment of the Company. The Company will also make a “tax gross-up” payment to the executive officer in connection with any taxes that may be due as result of the forgiveness of these loans.

On May 30, 2002, the Board of Directors awarded 10,000 shares of restricted Common Stock to one executive officer of the Company. The restricted Common Stock had a fair value at the date of grant of approximately $0.1 million. The fair value was determined by utilizing the closing price of the Company’s Common Stock on the day prior to the date of grant. The 10,000 shares immediately vested on May 30, 2002.

Compensation expense in the amount of approximately $0.7 million, $1.3 million and $1.2 million was recorded in connection with these awards, the loan forgiveness and the associated tax gross-up payment during the years ended December 31, 2002, 2001 and 2000, respectively.

During 2002, 2001 and 2000, 26,244, 10,751 and 10,256 shares of restricted Common Stock were awarded to outside directors as part of their annual compensation. The restricted Common Stock grants had fair values of approximately $0.1 million in each of 2002, 2001 and 2000 at their respective dates of grant, as determined by utilizing the closing price of the Company’s Common Stock on the day prior to the dates of grant. The fair value of each grant was recorded as compensation expense in its respective year of grant.

The Company has a restricted stock plan whereby the Company can award shares of Common Stock to employees, other than its executive officers. The sale or transfer of the shares is limited during the restricted period, not exceeding four years. For the years ended December 31, 2002, 2001 and 2000, no shares of restricted Common Stock were awarded.

9. Development, Distribution and Manufacturing Rights Agreements

In August 1988, the Company entered into development, distribution and instrument manufacturing license agreements with FUSO Pharmaceutical Industries, Ltd. (“FUSO”). In January 2003, the Company and FUSO entered into a new Distribution Agreement (the “FUSO Distribution Agreement”). The FUSO Distribution Agreement extends FUSO’s current non-exclusive distribution rights in Japan through December 31, 2003 and grants exclusive distribution rights in Japan from January 1, 2004 through December 31, 2008, subject to FUSO meeting certain sales milestones. During the first quarter of 2003, FUSO paid $2.0 million for marketing support throughout the exclusive term of the FUSO Distribution Agreement. In addition, FUSO is expected to pay an additional $11.0 million in October 2003 as a prepayment that will be offset against future purchases of cartridges. Total sales under these agreements were $4.8 million, $5.7 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively, including deferred revenue of $0.1 million in 2001 and 2000. The Company also has other current and terminated license and distribution agreements, including agreements with HP and Abbott (see Notes 10 & 11).

10. Related Party Transactions

The Company had the following related party activity with Abbott and HP, primarily related to license and distribution agreements.

Abbott Laboratories In thousands of dollars	2002	2001	2000
Revenues	$51,505	$ 49,600	$45,927
Receivable (payable) at year end	$ 7,070	$ (2,673)	$ 3,607
Deferred revenue at year end	$ 30	$ 662	$10,781
Other liabilities	$57,019	$ 5,019

Hewlett-Packard Company In thousands of dollars	2000
Revenues	$138
Purchases	$ 41

HP assigned its license agreement with the Company and it’s holding of Series B Stock to Agilent. On March 16, 2000, Agilent converted its holding of 2,138,702 shares of Series B Stock into 2,138,702 shares of Common Stock and sold its holding to two financial institutions and is no longer a related party.

11. Alliance with Abbott Laboratories

In August 1998, the Company and Abbott entered into a Marketing and Distribution Agreement (the “Abbott Distribution Agreement”). In addition to the Abbott Distribution Agreement, the Company and Abbott also entered into a Funded Research & Development Agreement (the “Abbott Research Agreement”), a Common Stock Purchase Agreement, a Standstill Agreement and a Registration Rights Agreement (collectively known as the “Abbott Alliance Agreements”). Distribution under the Abbott Distribution Agreement commenced in the United States on November 1, 1998. A subsequent international rollout commenced in various countries during the second half of 1999. As a result of the Abbott Distribution Agreement, the majority of the Company’s revenues are now derived from Abbott. The primary objective of the Abbott Alliance Agreements was to strengthen the Company’s product marketing and distribution capability and accelerate the development of new products.

Under the Abbott Distribution Agreement, Abbott has become, subject to certain pre-existing rights of the Company’s other international distributors, the exclusive worldwide distributor of the Company’s existing products and any new products the Company may develop for use in the professionally attended human healthcare delivery market during the term of the Abbott Distribution Agreement. Abbott has assumed the Company’s product sales to U.S. customers that were in place as of the inception of the Abbott Distribution Agreement (the “Base Business”) at no profit to Abbott, and the Company and Abbott share in the incremental profits derived from product sales beyond the Base Business. Abbott agreed to prepay to the Company a total of $25.0 million during the first three years of the Abbott Distribution Agreement against future incremental product sales. Such prepayments were applied as incremental cartridges were sold to Abbott over the first three years of the Agreement. Prepayments in amounts of $5.0 million, $4.0 million, $10.8 million and $5.2 million were received in September 1998, January 1999, January 2000 and January 2001, respectively. The remaining balance relating to these prepayments in the amount of approximately $5.0 million is included in “Related party liability, current” at December 31, 2002 and approximately $0.6 million is included in “Deferred revenues, current” at December 31, 2001.

On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004, and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during 2003, approximately $47.0 million in the aggregate. The Company recognized the $5.0 million one-time termination fee and the $47.0 million in estimated residual payments as expense in the third quarter of 2002. Since the Abbott residual payments are based on Abbott’s actual net sales during 2003, the estimated liability for these residual payments is subject to change as the actual net sales become known. These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows. The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs and an executive vice president of commercial operations.

Under the terms of the Abbott Research Agreement, the Company is required to conduct research and develop products primarily to be commercialized by Abbott. Such research and development is to be funded by Abbott and Abbott will have exclusive worldwide commercialization rights to the products developed under the Abbott Research Agreement subject to certain limitations. The Company and Abbott jointly own the intellectual property that is developed during the course of work performed under the Abbott Research Agreement. In connection with this agreement, reimbursements from Abbott of $2.7 million are included in net revenues in 2000. There were no research and development reimbursements from Abbott in 2002 and 2001 and Abbott is not currently funding any of the Company’s research and development programs. The Abbott Research Agreement terminates upon expiration or termination of the Abbott Distribution Agreement, unless earlier terminated as provided therein. Upon such expiration or earlier termination, both the Company and Abbott will be permitted to distribute the products developed under the Abbott Research Agreement in the territory covered by the Abbott Distribution Agreement. The only program that has been, or is anticipated to be, funded by Abbott during the term of the Abbott Research Agreement was the development of certain aspects of the i-STAT 1 Analyzer, specifically the mechanism that allows the MediSense ® glucose test strips to be “read.” Abbott will retain certain rights to this mechanism following expiration of the Abbott Alliance Agreements. Abbott will retain no other rights to any other products, product components, intellectual property, designs or trade secrets of the Company after expiration of the Abbott Alliance Agreements.

In 1998, under the Common Stock Purchase Agreement with Abbott, Abbott purchased 2,000,000 shares (the “Purchased Shares”) of the Company’s Common Stock, at a price of $11.35 per share, resulting in net proceeds of $20.6 million. The Common Stock Purchase Agreement, together with the Registration Rights Agreement, contains certain terms and conditions pertaining to the voting and sale of the Purchased Shares. Abbott may not sell more than 200,000 shares of the Company’s Common Stock during any three-month period and, when selling the Company’s Common Stock, must use its best efforts to sell the stock to as wide a distribution as reasonably practicable so as to prevent any one buyer from acquiring more than 5% ownership in the Company. The Standstill Agreement provides for limitations on Abbott’s ability to purchase the Company’s Common Stock, or to propose any merger or business combination with the Company or purchase of a material portion of the Company’s assets for a period of one year following the termination of the initial term of the Abbott Distribution Agreement. Therefore, the Standstill Agreement will remain in force until December 31, 2004.

12. Income Taxes

The difference between income tax expense and the expected tax that results from the use of the Federal Statutory income tax rate is as follows:

	2002	2001	2000
Computed tax at statutory Federal rate	(34.0%)	(34.0%)	(34.0%)
State income taxes, net of Federal benefits	(0.7%)	(3.3%)	(6.8%)
Foreign (income)/loss not subject to United States tax	0.7%	0.9%	(4.5%)
Change in valuation allowance	31.8%	27.6%	32.1%
Other	1.1%	4.2%	2.9%
Income tax (benefit)/expense	(1.1%)	(4.6%)	(10.3%)

In 2002, 2001 and 2000, the New Jersey Economic Development Authority approved the Company’s application to sell New Jersey State income tax benefits under the New Jersey Technology Tax Transfer Program (the “Program”). During the fourth quarter of 2002, 2001 and 2000, the Company recognized $0.7 million, $1.1 million and $0.9 million, respectively, from the sales of State of New Jersey income tax benefits. The Program requires that the Company maintain certain employment levels in New Jersey and that the proceeds from the sale of the tax benefits be spent in New Jersey. At December 31, 2002, the Company had net operating loss carryforwards of approximately $88.0 million for New Jersey income tax purposes, which expire in varying amounts through 2009.

At December 31, 2002, the Company had net operating loss carryforwards of approximately $189.5 million for United States Federal income tax purposes, which expire in varying amounts through 2022. The Company also has unused research and development tax credits of approximately $1.7 million for United States Federal income tax purposes which expire in varying amounts through 2022. The timing and manner in which the United States Federal operating loss carryforwards and credits are utilized in any year by the Company may be limited by Internal Revenue Code Section 382.

The Company has unused Canadian and Ontario provincial capital loss on research and development expense carryforwards of approximately $18.8 million and $14.9 million, respectively, which have an unlimited life. Additionally, the Company has unused Canadian investment tax credits of approximately $2.4 million which expire in varying amounts through 2012.

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against the net deferred tax assets due to the uncertainty of realization. The increase in the valuation allowance for the years ended December 31, 2002 and 2001 was approximately $22.9 million and $8.0 million, respectively.

Temporary differences and carryforwards, which give rise to the deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows:

	2002	2001
	Deferred Tax	Deferred Tax
In thousands of dollars	Assets (Liabilities)	Assets (Liabilities)
Net Operating Loss--United States	$ 64,442	$ 62,652
Net Operating Loss--Canada	3,277	3,166
Net Operating Loss--Province (Canada)	1,279	1,597
State Taxes	14,084	11,190
Deferred Revenue	1,719	1,892
Accrued Abbott Distribution Agreement Termination Payments	17,680	-
Tax Credits--United States	1,706	1,435
Tax Credits--Canada	2,388	2,734
Intangibles	587	356
Depreciation--United States	(66)	(674)
Depreciation--Canada	592	512
Depreciation--Province (Canada)	410	468
Capital Loss - Canada	118	-
Capital Loss - Province (Canada)	59	-
Foreign Exchange Loss on Capital- Canada	321	-
Foreign Exchange Loss on Capital - Province (Canada)	159	-
Other - United States	1,560	2,364
Other - Canada	248	-
Other - Province (Canada)	124	--
	110,687	87,692
Valuation Allowance--United States	(87,628)	(68,025)
Valuation Allowance--Canada	(6,944)	(6,412)
Valuation Allowance--Province (Canada)	(2,031)	(2,065)
Valuation Allowance--State	(14,084)	(11,190)
Total Net Deferred Taxes	$ --	$ --

Given that significant uncertainty exists regarding the realizability of the Company’s deferred tax assets, a full valuation allowance is recorded.

13. Savings and Investment Retirement Plan

The Company has a defined contribution savings and investment retirement plan under section 401(k) of the Internal Revenue Code, as amended, whereby substantially all U.S. employees are eligible to participate, (“U.S. Plan”), and a deferred profit sharing plan for substantially all Canadian employees. The Company makes matching cash contributions to these plans, and as a result, compensation expense in the amount of approximately $0.1 million, $0.2 million and $0.1 million was recorded for the years ended December 31, 2002, 2001 and 2000, respectively. The trustee for the U.S. Plan is Fidelity Management Trust Company, which is affiliated with a stockholder of the Company.

14. Commitments and Contingencies

The Company was a defendant in a case entitled Nova Biomedical Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Massachusetts on June 27, 1995, alleged infringement by the Company of Nova Biomedical Corporation’s (“Nova”) U.S. Patent No. 4,686,479 (the “Patent”). In February 1998, the Court entered summary judgment in favor of the Company on the issue of patent infringement. The plaintiff appealed the dismissal to the Federal Circuit. The Federal Circuit affirmed two of the grounds of the dismissal (proper interpretation of the Patent and that the Company does not literally infringe), but remanded the case to the District Court with instructions to reconsider whether the Company’s device performs a certain measurement in a substantially equivalent way to a method covered by the Patent, and therefore infringes under the “doctrine of equivalents.” A jury trial was scheduled for July 2001. Management concluded that the uncertainty inherent in any jury trial as well as the drain on the Company’s resources merited a resolution of this lawsuit. Accordingly, on July 26, 2001 the Company entered into a license agreement and a settlement agreement under which the Company agreed to pay Nova $10.5 million, which was recorded as a charge in the second quarter of 2001. Pursuant to the agreements, $6.5 million was paid on July 26, 2001, a retroactive royalty of $0.5 million was paid on August 14, 2001 for the period of January 1, 2001 through June 30, 2001, and $3.5 million plus interest was due to be paid over one year in equal quarterly installments, pursuant to a secured promissory note. The promissory note was prepaid on August 3, 2001. The license agreement provides for the payment to Nova of a royalty equal to 4% of the invoice price of products sold in the United States after January 1, 2001, which products determine hematocrit levels according to any method used by the Company prior to December 31, 2000, as well as any method covered by the Patent. The royalties are payable through the life of the Patent (July 22, 2005). On February 28, 2002, Nova filed a demand for arbitration claiming that the method by which the products sold by the Company since July 1, 2001 determine hematocrit are covered under the Patent and the license agreement. In December 2002, the arbitration of Nova’s claim was decided in favor of the Company. The Company’s current method of determining hematocrit was found not to be covered under the license to Nova’s Patent, and therefore i-STAT is not required to pay any royalties under the license agreement. This arbitration is final, binding and not appealable.

The Company was a defendant in a case entitled Customedix Corporation, Plaintiff v. i-STAT Corporation, Defendant. The complaint, which was filed in the United States District Court for the District of Connecticut on December 26, 1996, alleged infringement by i-STAT of Customedix’s U.S. Patent No. 4,342,964. The plaintiff sought injunctive relief and an accounting for i-STAT’s profits and the damages to Customedix from such alleged infringement. The Company was prepared to contest the case vigorously, did not believe that it had infringed the Customedix patent and had obtained an opinion from recognized patent counsel to the effect that no infringement had occurred. However, management concluded that the uncertainty inherent in any litigation as well as the drain on management’s time and the Company’s resources merited an out-of-court resolution of this lawsuit. Accordingly, on June 14, 2000, the Company entered into a settlement agreement under which the Company paid the plaintiff $1.5 million and the plaintiff agreed to permanently withdraw the complaint and to release the Company from any and all claims of whatsoever nature that the plaintiff may have had against the Company, whether under the referenced Patent or otherwise. A charge in the amount of $1.5 million was recorded in the second quarter of 2000 in connection with the settlement of this litigation.

The Company and Abbott are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from increases in the volume of cartridges sold during the term of the Abbott Distribution Agreement. This disputed item relates to different interpretations of certain terms of the Abbott Distribution Agreement. Additionally, the Company and Abbott are in disagreement over the amount of money the Company is entitled to for the development, production, maintenance and support of certain software products sold by Abbott during the term of the Abbott Distribution Agreement. If these disagreements are not resolved amicably, the Abbott Distribution Agreement states that they must be resolved through binding arbitration. Management of the Company believes that Abbott’s position on both of these issues in dispute are without merit and that, in the event that these issues are resolved through arbitration, the Company will not incur any additional liability to Abbott. The disagreement regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume over the past three years is approximately $1.2 million at December 31, 2002, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute. The disagreement regarding payment for the development, production, maintenance and support of certain software sold by Abbott over the past three years is approximately $0.8 million at December 31, 2002, and if this matter is resolved in favor of the Company, the Company’s cost of goods sold would decrease by up to the amount in dispute. Such adjustments would be made when, and if, it is determined that an unfavorable outcome to the Company is probable or, in the case of a payment of the disputed amounts by Abbott, when payment is received by the Company.

15. Geographic Segment Data

The Company is engaged in the development, manufacturing, marketing and sale of its proprietary blood analysis products in the health care sector. The Company’s operations are classified into the following geographic areas:

In thousands of dollars		Year Ended December 31,
	2002	2001	2000
Net revenues:
United States	$44,817	$44,123	$39,973
Canada	308	238	302
Japan	5,414	6,248	6,621
Other International	9,392	8,223	8,141
Total	$59,931	$58,832	$55,037

In thousands of dollars	Year Ended December 31,
	2002	2001
Long-lived assets:
United States	$ 2,153	$ 3,840
Canada	10,685	13,074
Total	$12,838	$16,914

The Company’s total net revenues from Abbott were approximately $51.5 million, $49.6 million and $45.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

16. Quarterly Financial Information (unaudited)

2002
	First	Second	Third	Fourth
In thousands of dollars, except share and per share data	Quarter	Quarter	Quarter	Quarter
Net revenues	$14,400	$14,780	$14,838	$15,913
Operating loss	($3,941)	($3,897)	($55,010) [1]	($153)
Net loss available to Common Stockholders	($4,413)	($3,960)	($55,961) [1]	($260)
Basic and diluted net loss per share	($0.22)	($0.20)	($2.78)	($0.01)
Weighted average shares used in computing
basic and diluted net loss per share
available to Common Stockholders	19,980,887	20,084,703	20,117,110	20,117,110

2001
	First	Second	Third	Fourth
In thousands of dollars, except share and per share data	Quarter	Quarter	Quarter	Quarter
Net revenues	$12,328	$14,367	$14,586	$17,551
Operating loss	($4,129)	($14,410)	($2,798)	($3,819) [4]
Net income (loss)	($3,826)	($14,222)	($5,228)[2,3]	($1,811)[2,4]
Basic and diluted net loss per share	($0.21)	($0.78)	($0.27)	($0.09)
Weighted average shares used in computing
basic and diluted net loss per share
available to common stockholders	18,232,494	18,305,715	19,306,880	19,822,672

Basic and diluted net loss per common share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year basic and diluted net loss per common share amounts.

1 Operating loss and Net loss available to Common Stockholders for the third quarter of 2002 includes (a) a $52.0 million charge related to the Abbott Distribution Agreement termination fees, (b) a $1.2 million charge related to the write-down of certain production assets and (c) a $1.0 million charge related to the write-down of certain intangible assets.

2 Net loss available to Common Stockholders for the third quarter of 2001 includes a $1.8 million charge for accretion of the beneficial conversion feature related to the Series C Stock. This accretion was reversed in the fourth quarter of 2001 as a result of the redemption of all outstanding shares of Series C Stock. Thus, the fourth quarter of 2001 includes a benefit of $1.8 million related to this reversal.

3 Net loss available to Common Stockholders and basic and diluted net loss per share amounts are $0.4 million and $0.02, respectively, greater than the amounts originally reported in the Company’s Form 10-Q for the quarter ended September 30, 2001 because of additional accretion associated with financing costs allocated to the Series C Stock.

4 Operating loss and Net loss available to Common Stockholders for the fourth quarter of 2001 includes a $1.1 million charge related to the write-down of certain production assets

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of i-STAT Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 5, 2003 appearing in this 2002 Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 5, 2003

Schedule II

i-STAT CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			end of
In thousands of dollars, except share and per share data	of Period	Expenses	Accounts	Deductions		Period

For the year ended December 31, 2002:
Reserve for Doubtful Accounts	$28	--	$ --	$--		$28
For the year ended December 31, 2001:
Reserve for Doubtful Accounts	$28	--	$ --	$--		$28
For the year ended December 31, 2000:
Reserve for Doubtful Accounts	$128	--	$ --	($100	)*	$28
For the year ended December 31, 2002:
Tax Valuation Reserve	$87,692	$22,995	$ --	$--		$110,687
For the year ended December 31, 2001:
Tax Valuation Reserve	$79,734	$7,958	$ --	$--		$87,692
For the year ended December 31, 2000:
Tax Valuation Reserve	$75,431	$4,303	$ --	$--		$79,734

* Trade accounts receivable written-off against the reserve for doubtful accounts.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New Jersey on the 10th day of March, 2003.

I-STAT CORPORATION

By: /s/ William P. Moffitt
William P. Moffitt
President and Chief
Executive Officer

POWERS OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William P. Moffitt and Lorin J. Randall, or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM P. MOFFITT William P. Moffitt	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2003
/s/ LORIN J. RANDALL Lorin J. Randall	Vice President of Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2003
/s/ J. ROBERT BUCHANAN J. Robert Buchanan	Chairman of the Board	March 10, 2003
/s/ SAM H. ELETR Sam H. Eletr	Director	March 10, 2003
/s/ DANIEL R. FRANK Daniel R. Frank	Director	March 10, 2003
/s/ LIONEL N. STERLING Lionel N. Sterling	Director	March 10, 2003
/s/ ANNE M. VANLENT Anne M. VanLent	Director	March 10, 2003

CERTIFICATION

I, William P. Moffitt, certify that:

1.	I have reviewed this annual report on Form 10-K of i-STAT Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of i-STAT Corporation as of, and for, the periods presented in this annual report;

4.

i-STAT Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for i-STAT Corporation and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to i-STAT Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of i-STAT Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5.

i-STAT Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to i-STAT Corporation’s auditors and the audit committee of i-STAT Corporation’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect i-STAT Corporation’s ability to record, process, summarize and report financial data and have identified for i-STAT Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in i-STAT Corporation’s internal controls; and

6.

i-STAT Corporation’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      DATE: March 10, 2003

/s/ William P. Moffitt

William P. Moffitt
President and Chief Executive Officer(Principal
Executive Officer)

CERTIFICATION

I, Lorin J. Randall, certify that:

1.	I have reviewed this annual report on Form 10-K of i-STAT Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of i-STAT Corporation as of, and for, the periods presented in this annual report;

4.

i-STAT Corporation’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for i-STAT Corporation and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to i-STAT Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of i-STAT Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

5.

i-STAT Corporation’s other certifying officers and I have disclosed, based on our most recent evaluation, to i-STAT Corporation’s auditors and the audit committee of i-STAT Corporation’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect i-STAT Corporation’s ability to record, process, summarize and report financial data and have identified for i-STAT Corporation’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in i-STAT Corporation’s internal controls; and

6.

i-STAT Corporation’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      DATE: March 10, 2002

/s/ Lorin J. Randall

Lorin J. Randall
Senior Vice President of Finance,Treasurer
and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)