Form 10-Q
period 2003-06-30
I STAT CORPORATION /DE/
filed 2003-08-12
CIK 882365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Yes ___X____ No_______

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ___X___No______

The number of shares outstanding of each Issuer's classes of Common Stock as of the latest practicable date.

Class	August 1, 2003

Common Stock, $0.15 par value	20,138,831

i-STAT CORPORATION

TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

Item 1.     Financial Statements

Consolidated Condensed Statements of Operations for the
three months and six months ended June 30, 2003 and 2002

Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2002

Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002

Notes to Consolidated Condensed Financial Statements

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 4 - Controls and Procedures

PART II        OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

i-STAT Corporation
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands of dollars, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
Net revenues:
Related party net revenues	$14,447	$12,376	$27,418	$23,932
Third party net revenues	2,458	2,229	4,695	4,898
Other related party net revenues	175	175	350	350

Total net revenues	17,080	14,780	32,463	29,180

Cost of net revenues	13,351	12,198	24,832	24,946

Gross margin on total net revenues	3,729	2,582	7,631	4,234

Operating expenses:
Research and development	1,731	1,891	3,452	3,792
Sales and marketing	3,158	2,417	5,828	4,597
General and administrative	2,008	2,171	3,624	3,683

Total operating expenses	6,897	6,479	12,904	12,072

Operating loss	(3,168)	(3,897)	(5,273)	(7,838)

Other income, net	1,582	322	3,124	511

Net loss	(1,586)	(3,575)	(2,149)	(7,327)

Accretion of Preferred Stock	(113)	(111)	(227)	(223)
Dividends on Preferred Stock	(734)	(274)	(1,147)	(823)

Net loss available to
Common Stockholders	($ 2,433)	($ 3,960)	($ 3,523)	($ 8,373)

Basic and diluted net loss per share
available to Common Stockholders	($ 0.12)	($ 0.20)	($ 0.18)	($ 0.42)

Shares used in computing basic and
diluted net loss per share available
to Common Stockholders	20,117,555	20,084,703	20,117,334	20,033,059

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands of dollars, except share and per share data)
(unaudited)

	June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$11,488	$27,059
Martketable securities, current	16,904	–
Accounts receivable from related party, net	6,613	7,070
Accounts receivable, net	795	393
Inventories (Note 2)	12,422	14,509
Prepaid expenses and other current assets	1,428	2,089

Total current assets	49,650	51,120
Martketable securities, long-term	758	–
Plant and equipment, net of accumulated depreciation of $42,864 as
of June 30, 2003 and $36,130 as of December 31, 2002	12,154	11,858
Other assets	949	980

Total assets	$63,511	$63,958

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,121	$2,927
Accrued expenses	4,825	4,860
Related party liability, current	10,019	10,019
Deferred revenue, current	209	30

Total current liabilities	18,174	17,836
Deferred revenue, non-current	1,800	–
Related party liability, non-current (Note 4)	47,000	47,000

Total liabilities	66,974	64,836

Series D Redeemable Convertible Preferred Stock, liquidation value
of $34,003 as of June 30, 2003 and $32,617 as of December 31, 2002	29,835	28,223
Stockholders' deficit:
Preferred Stock, $0.10 par value, shares authorized 7,000,000:
Series A Junior Participating Preferred Stock, $0.10 par
value, 1,500,000 shares authorized; none issued	–	–
Series C Convertible Preferred Stock, 25,000 shares
authorized; none issued	–	–
Common Stock, $0.15 par value, 50,000,000 shares authorized;
20,178,773 and 20,157,927 shares issued;
and 20,137,956 and 20,117,110 shares outstanding
as of June 30, 2003 and December 31, 2002, respectively	3,027	3,024
Treasury Stock, at cost, 40,817 shares	(750)	(750)
Additional paid-in capital	251,290	252,771
Loan to officer	–	(93)
Accumulated deficit	(285,154)	(283,005)
Accumulated other comprehensive loss	(1,711)	(1,048)

Total stockholders' deficit	(33,298)	(29,101)

Total liabilities, redeemable preferred stock and stockholders' deficit	$63,511	$63,958

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

		Six Months Ended
		June 30,
	2003		2002
Cash flows from operating activities:
Net loss	($2,149)		($7,327)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities	(62)		2,282
Change in assets and liabilities	5,400		(7,654)

Net cash provided by (used in) operating activities	3,189		(12,699)

Cash flows from investing activities:
Purchases of marketable securities	(23,650)		–
Maturities of marketable securities	5,988		–
Purchases of equipment	(1,134)		(1,625)
Other	(43)		(180)

Net cash used in investing activities	(18,839)		(1,805)

Cash flows from financing activities:
Proceeds from stock options exercised	4		87
Expenses related to private placement of Series D
Redeemable Convertible Preferred Stock
and Warrants	–		(50)

Net cash provided by financing activities	4		37

Effect of currency exchange rate changes on cash	75		(133)

Net decrease in cash and cash equivalents	(15,571)		(14,600)

Cash and cash equivalents at beginning of period	27,059		43,112

Cash and cash equivalents at end of period	$11,488		$28,512

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT Corporation
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.                  General

                     Basis of Presentation

The information presented as of June 30, 2003, and for the three months and six months ended June 30, 2003 and 2002, is unaudited, but includes all adjustments (consisting of normal recurring accruals except for the inventory adjustment that was recorded in the first quarter of 2002, see Note 2) which the management of i-STAT Corporation (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The December 31, 2002 consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K, File No. 0-19841.

                     Reclassification

Certain reclassifications have been made to the 2002 amounts in order to conform them to the 2003 presentation.

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

At June 30, 2003, marketable securities consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
		(in thousands of dollars)

U.S. Treasury securities - current	$16,904	$16,926	$22
U.S. Treasury securities - long-term	758	760	2

	$17,662	$17,686	$24

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

Options to purchase 4,006,467 shares of common stock at $2.24 – $32.58 per share, which expire on various dates from January 2004 to June 2013, were outstanding at June 30, 2003. In addition, warrants to purchase 1,875,357.5 shares of Common Stock at $8.00 per share were outstanding at June 30, 2003. The options and warrants were not included in the computation of diluted loss per share because the effect would be antidilutive (i.e., decrease the net loss per share) due to the Company’s net loss.

                     Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires certain items to be included in other comprehensive income. The only component of accumulated other comprehensive income (loss) for the Company is foreign currency translation adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries.

	Three Months Ended		Six	Months Ended
	June 30,			June 30,

	2003	2002	2003	2002
		(in thousands of dollars)

Net loss	($1,586)	($3,575)	($2,149)	($7,327)
Other comprehensive income (loss):
Foreign currency translation	(235)	729	(663)	745

Comprehensive loss	($1,821)	($2,846)	($2,812)	($6,582)

                     Foreign Currency Translation/Transactions

In general, balance sheet amounts from the Company’s foreign subsidiaries have been translated using exchange rates in effect at the balance sheet dates and the resulting translation adjustments have been included in the accumulated other comprehensive loss as a separate component of Consolidated Stockholder’s Deficit. The Statements of Operations from the Company’s foreign subsidiaries have been translated using the average monthly exchange rates in effect during each period presented.

Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability and intent to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. Foreign currency gains of $1.4 million and $0.1 million were recorded in “Other income, net” for the three months ended June 30, 2003 and 2002, respectively and $2.7 million and $0.1 million were recorded for the six months ended June 30, 2003 and 2002, respectively. These gains were primarily the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by the Company’s Canadian subsidiary to the Company.

                     Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements in respect to the above plans to the extent that the fair market value of the Company’s Common Stock exceeds the exercise price of the stock option on the date of grant. During the six months ended June 30, 2003, there were no stock options granted with exercise prices below the fair market value of the Company’s Common Stock on the date of grant. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

	Three Months Ended		Six	Months Ended
	June 30,			June 30,

	2003	2002	2003	2002
		(in thousands of dollars)

Reported net loss available to Common Stockholders	($2,433)	($3,960)	($3,523)	($8,373)
Proforma compensation expense under SFAS 123	($894)	($932)	($1,774)	($2,152)
Proforma net loss available to Common Stockholders	($3,327)	($4,892)	($5,297)	($10,525)
Reported basic and diluted net loss per share	($0.12)	($0.20)	($0.18)	($0.42)
Proforman basic and diluted net loss per share	($0.17)	($0.24)	($0.26)	($0.53)

As stock options vest over a varying number of years, and awards are generally made each year, the proforma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of stock options by the Company. The proforma additional compensation expense of $0.9 million for each of the quarters ended June 30, 2003 and 2002, and $1.8 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively, was calculated based on the fair value of each stock option grant using the Black-Scholes model with the following weighted average assumptions used for grants:

	Three Months Ended		Six	Months Ended
	June 30,			June 30,

	2003	2002	2003	2002

Dividend yield	0%	0%	0%	0%
Expected volatility	66.47%	64.81%	67.83%	64.28%
Risk free interest rate	2.73%	4.47%	2.87%	4.34%
Expected option lives	6 years	6 years	6 years	6 years

                     Recently Issued Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which is the third quarter for the Company. This Statement addresses how certain financial instruments with characteristics of both liabilities and equity are to be measured and classified. As a result of this new pronouncement, the Company will classify the Series D Redeemable Convertible Preferred Stock in the liabilities section of its balance sheet, commencing with the quarterly report as of September 30, 2003.

2.                   Inventories

Inventories consist of the following:

	June 30, 2003	December 31, 2002
	(in thousands	of dollars)

Raw materials	$3,260	$4,356
Work-in-process	3,283	3,920
Finished goods	5,879	6,233

	$12,422	$14,509

In the first quarter of 2002, the Company recorded a charge to cost of net revenues of $1.6 million related to the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate.

3.                Commitments and Contingencies

The Company and Abbott Laboratories (“Abbott”) are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from increases in the volume of cartridges sold during the term of the Abbott Marketing and Distribution Agreement (the “Abbott Distribution Agreement”). This dispute relates to different interpretations of certain terms of the Abbott Distribution Agreement. Additionally, the Company and Abbott are in disagreement over the amount of money the Company is entitled to for the development, production, maintenance and support of certain software products sold by Abbott during the term of the Abbott Distribution Agreement. If these disagreements are not resolved amicably, the Abbott Distribution Agreement states that they must be resolved through binding arbitration. Management of the Company believes that Abbott’s position on both of these issues in dispute is without merit and that, in the event that these issues are resolved through arbitration, the Company will not incur any additional liability to Abbott and may receive payments from Abbott. The contested amount regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume during the term of the Abbott Distribution Agreement is approximately $1.4 million at June 30, 2003, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute. The contested amount regarding payment for the development, production, maintenance, and support of certain software sold by Abbott during the term of the Abbott Distribution Agreement is approximately $0.9 million at June 30, 2003, and if this matter is resolved in favor of the Company, the Company’s revenue would increase by up to the amount in dispute. The adjustment in the cost of goods sold would be made when, and if, it is determined that an unfavorable outcome to the Company is probable, and the adjustment in revenue would be made when payment is received by the Company.

4.                Related Party Transactions

On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004, and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during 2003, approximately $47.0 million in the aggregate. The Company recognized the $5.0 million one-time termination fee and the $47.0 million in estimated residual payments as expense in the third quarter of 2002. Since the Abbott residual payments are based on Abbott’s actual net sales during

2003, the estimated liability for these residual payments may change as the actual net sales become known. There was no change made to the aggregate amount of the estimated liability in the first or second quarters of 2003. These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows.

The Company recorded $14.4 million and $12.4 million of net product sales to Abbott during the three months ended June 30, 2003 and 2002, respectively, and $27.4 million and $23.9 million of net product sales during the six-months ended June 30, 2003 and 2002, respectively. Other related party revenues from Abbott were $0.2 million in each of the three-month periods ended June 30, 2003 and 2002 and $0.4 million in each of the six month periods ended June 30, 2003. The other related party revenues from Abbott consist of amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

5.                FUSO Pharmaceutical Industries, Ltd. (“FUSO”) Distribution Agreement

In January 2003, the Company and FUSO entered into a new Distribution Agreement (the “FUSO Distribution Agreement”). The FUSO Distribution Agreement extends FUSO’s current non-exclusive distribution rights in Japan through December 31, 2003 and grants exclusive distribution rights in Japan from January 1, 2004 through December 31, 2008, subject to FUSO meeting certain sales milestones. During the first quarter of 2003, FUSO paid $2.0 million for marketing support throughout the exclusive term of the FUSO Distribution Agreement. The $2.0 million payment is included in cash and cash equivalents. The $2.0 million payment is refundable under certain circumstances until the exclusive term of the FUSO Distribution Agreement takes effect January 1, 2004. The $2.0 million payment will be recognized as revenue over the five-year term of the FUSO Distribution Agreement at the rate of $0.1 million per quarter. In addition, the FUSO Distribution Agreement requires that FUSO pay an additional $11.0 million in October 2003 as a prepayment for future purchases of cartridges.

6.                Stock Options

                  Option Program Description

As incentives to Company personnel and others, the Board of Directors from time to time grants stock options to purchase shares of the Company’s Common Stock. Most options are granted under the 1985 Stock Option Plan or Equity Incentive Plan (“the Plans”). Both Plans have been approved by the Company’s stockholders. The maximum number of issuable shares of Common Stock under the Plans is 7,300,000 of which 1,550,724 are available for grant at June 30, 2003. Stock options under the 1985 Stock Option Plan can be granted until November 26, 2005, and stock options under the Equity Incentive Plan can be granted until March 31, 2008. The exercise price of a stock option is generally based upon the fair market value of the Company’s Common Stock at the time of the grant, as determined by utilizing the closing price of the Company’s Common Stock on the day prior to the date of grant. In general, the Company issues stock options that vest annually over a period of at least three years but not longer than five years. In addition, the Company has in the past, and may in the future, issue stock options with performance-based acceleration provisions. Acceleration of vesting can only occur if certain clearly defined and objective goals are met. These stock options with accelerated vesting are treated as fixed awards in accordance with APB 25 and FASB Interpretation No. 44. Unexercised options issued under the Plans generally expire ten years from the date of grant or three months following termination of the optionee’s employment, whichever occurs first.

                      General Option Information

The table below is a summary of stock option activity for the six months ended June 30, 2003.

	Options	Option Activity	Weighted Average Exercise Price per Share	Weighted Average Black-Scholes Value per Option
Outstanding at December 31, 2002	4,222,028		$9.18
Exercisable at December 31, 2002	1,592,672		$11.97
2003 Activity:
Options granted		294,159	$4.43	$2.78
Options exercised		(614)	$6.44
Options forfeited		(467,391)	$17.48
Options expired		(41,715)	$8.88
Outstanding at June 30, 2003	4,006,467		$7.86
Exercisable at June 30, 2003	1,910,624		$10.41

The weighted average remaining contractual lives of outstanding options at June 30, 2003 was approximately 7.32 years.

The following table summarizes information about stock options outstanding at June 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 6/30/03	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 6/30/03	Weighted Average Exercise Price
In the Money Options (1):
$2.24—$4.41	1,192,739	9.21	$3.10	3,000	$4.41
$5.07—$8.63	1,366,041	7.15	$6.54	746,785	$6.41
Out of the Money Options:
$8.88—$10.13	656,965	6.36	$9.67	524,415	$9.60
$11.81—$17.96	589,297	5.46	$13.55	483,022	$13.57
$21.00—$32.58	201,425	5.80	$22.47	153,402	$22.82

$2.24—$32.58	4,006,467	7.32	$7.86	1,910,624	$10.41

(1) In-the-money options are those options with an exercise price less than the fair market value closing price of $8.82 at the end of the quarter.

                      Options Granted to Executive Officers

The following table details option grants to executive officers during the six months ended June 30, 2003:

Individual Grants

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
		Percent of Total Granted to Employees Year to Date (%)
	Number of Securities Underlying Options Per Grant (#)
			Exercise of Base Price ($/Share)	Expiration Date
					5%	10%
William P. Moffitt	–	–	–	–	–	–
Bruce F. Basarab	6,219	2.11%	$3.87/Share	2/13/2013	$39,206	$62,431
Noah Kroloff	6,468	2.20%	$3.87/Share	2/13/2013	$40,776	$64,931
Lorin J. Randall	10,883	3.70%	$3.87/Share	2/13/2013	$68,609	$109,252
Michael Zelin	–	–	–	–	–	–

The following table details option exercises during the six months ended June 30, 2003 and remaining holdings of executive officers:

			Number of Securities Underlying Outstanding Options at June 30, 2003		Values of Outstanding In-the-Money Options at June 30, 2003
	Shares Acquired on Exercise (#)
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William P. Moffitt	—	—	129,456	342,235	$58,460	$1,061,219
Bruce F. Basarab	—	—	—	126,219	$—	$753,184
Noah Kroloff	—	—	142,605	85,778	$22,815	$370,883
Lorin J. Randall	—	—	5,000	90,883	$18,700	$484,471
Michael Zelin	—	—	180,788	161,082	$46,978	$768,571

i-STAT Corporation
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        i-STAT Corporation (“i-STAT” or the “Company”) was incorporated in Delaware in 1983. Together with its wholly-owned subsidiaries, i-STAT Europe, i-STAT Canada Limited and i-STAT Limited, the Company develops, manufactures and markets medical diagnostic products for blood analysis that provide health care professionals with immediate and accurate critical, diagnostic information at the point of patient care.

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

        The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite® ACT (activated clotting time), Prothrombin time, arterial blood gases (pH, PCO2 and PO2), and bicarbonate, and derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology. During the fourth quarter of 2002, the Company submitted a 510(k) filing with the Food and Drug Administration (the “FDA”) for a cartridge that performs the kaolin-based activated clotting time (kaolin ACT) test. Following a formal notification of deficiencies in the submission, the Company responded addressing the issues raised by the FDA. While the Company believes that submission of its responses and a conclusion to the FDA review will result in clearance to market its kaolin ACT test, there can be no assurance that such clearance will occur. In June 2003, the Company submitted a 510(k) application for its first immunoassay test, a test for troponin I, a cardiac marker capable of indicating the degree of heart muscle damage. Subject to regulatory clearance, the Company expects to begin commercial introduction of its troponin I test in the second half of 2003.

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

        On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004, and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during 2003, approximately $47.0 million in the aggregate. The Company recognized the $5.0 million one-time termination fee and the $47.0 million in estimated residual payments as expense in the third quarter of 2002. Since the Abbott residual payments are based on

Abbott’s actual net sales during 2003, the estimated liability for these residual payments may change as the actual net sales become known. There was no change made to the aggregate amount of the estimated liability in the first or second quarters of 2003. These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows. The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments to Abbott.

        The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs, an executive vice president of commercial operations, a director of marketing, and a general manager in Europe. The Company anticipates further additions of sales and marketing personnel during 2003. In April 2003, the Company created i-STAT Ltd., a wholly-owned subisidiary located in England, that will facilitate direct sales to customers in certain countries in Europe starting in 2004. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows.

        In January 2003, the Company and FUSO entered into a new Distribution Agreement (the “FUSO Distribution Agreement”). The FUSO Distribution Agreement extends FUSO’s current non-exclusive distribution rights in Japan through December 31, 2003 and grants exclusive distribution rights in Japan from January 1, 2004 through December 31, 2008, subject to FUSO meeting certain sales milestones. During the first quarter of 2003, FUSO paid $2.0 million for marketing support throughout the exclusive term of the FUSO Distribution Agreement. The $2.0 million payment is included in cash and cash equivalents. The $2.0 million payment is refundable under certain circumstances until the exclusive term of the FUSO Distribution Agreement takes effect January 1, 2004. The $2.0 million payment will be recognized as revenue over the five-year term of the FUSO Distribution Agreement at a rate of $0.1 milion per quarter. In addition, the FUSO Distribution Agreement requires that FUSO pay an additional $11.0 million in October 2003 as a prepayment that will be offset against future purchases of cartridges.

Results of Operations

      Three Months Ended June 30, 2003

        The Company generated total net revenues of $17.1 million and $14.8 million for the three months ended June 30, 2003 and 2002, respectively, including international net revenues (as a percentage of total net revenues) of $5.6 million (32.8%) and $3.9 million (26.1%), respectively. Total net revenues from Abbott represented 85.6% and 84.9% of the Company’s worldwide total net revenues for the three months ended June 30, 2003 and 2002, respectively.

        The $2.3 million, or 15.6%, increase in total net revenues was primarily due to increased sales volume of the Company’s analyzers and peripheral equipment, reflecting increased sales to China resulting from an order to fill demand created by the outbreak of Severe Acute Respiratory Syndrome (“SARS”). Analyzer revenue increased $1.4 million, or 69.5%, as analyzer sales volume increased from 846 units in the three months ended June 30, 2002 to 1,395 units, including approximately 400 units related to the SARS order for China, in the three months ended June 30, 2003. Worldwide cartridge shipments decreased by 1.3% to 3,364,945 units in the three months ended June 30, 2003, from 3,407,850 units in the three months ended June 30, 2002. The decrease in worldwide cartridge volume was offset by an increase in worldwide average selling prices per cartridge, which increased from $3.30 in the second quarter of 2002 to $3.48 in the second quarter of 2003, primarily as a result of exchange rate changes that favorably impacted international revenue. Other related party revenues from Abbott were $0.2 million in each of the three-month periods ended June 30, 2003 and June 30, 2002, representing amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

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

        The gross margin on total net revenues was $3.7 million and $2.6 million in the three months ended June 30, 2003 and 2002, respectively. Gross margin percentage on sales of products and services, which excludes “other net revenues” such as royalties and reimbursements of sales and marketing expenses, was 21.0% and 16.5% in the three months ended June 30, 2003 and 2002, respectively. Gross margin percentage on the sale of products generally improves with increased production and shipment volume of the Company’s cartridges and as a result of overhead absorption and improvements in manufacturing productivity and yields. Gross margin percentage improved in the second quarter of 2003 compared to the second quarter of 2002 primarily because of the sale of refurbished analyzers that were needed to fulfill the orders resulting from the SARS outbreak in China, which had a favorable impact on gross margin.

        The Company incurred research and development costs (as a percentage of total net revenues) of $1.7 million (10.1%) and $1.9 million (12.8%) for the three months ended June 30, 2003 and 2002, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

        The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $3.2 million (18.5%) and $2.4 million (16.4%) for the three months ended June 30, 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The increase in sales and marketing expenses is attributable to the actions taken by the Company to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs, an executive vice president of commercial operations, a director of marketing and a general manager in Europe. The Company anticipates further additions of sales and marketing personnel during 2003. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows. A portion of the costs of implementation coordinators is reimbursed by Abbott, and as a result, $0.2 million of reimbursement is included in total net revenues in each of the three month periods ended June 30, 2003 and 2002.

        The Company incurred general and administrative expenses (as a percentage of total net revenues) of $2.0 million (11.8%) and $2.2 million (14.7%) for the three months ended June 30, 2003 and 2002, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The Company expects that general and administrative costs will remain relatively consistent with current levels despite the actions taken to terminate the Abbott Distribution Agreement and assume the primary responsibility for the marketing and sale of its products.

        Other income, net, of $1.6 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively, primarily reflects the net impact of certain foreign currency gains and losses and interest income earned on cash, cash equivalents, and marketable securities. Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability and intent to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. Foreign currency gains of $1.4 million and $0.1 million were recorded for the three months ended June 30, 2003 and 2002, respectively. These gains were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation. The amount of the gains and losses could continue to be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

        The Company recorded accretion of Preferred Stock of $0.1 million in each of the three months ended June 30, 2003 and 2002. The accretion of Preferred Stock relates to the issuance by the Company of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December of 2001. Costs of issuance of the Series D Stock and the relative fair value assigned to the Series D Warrants that were issued in the transaction reduced the carrying value of the Series D Stock below the redemption value to the holders. The reduction to the carrying value of $4.9 million is being accreted over a period of ten years at the rate of approximately $0.1 million per quarter.

        The Series D Stock carries a dividend of 8%, which is either accrued or paid in cash quarterly, at the option of the Company. The dividend on the Series D Stock was recorded at its fair value of $0.7 million and $0.3 million in the three months ended June 30, 2003 and 2002, respectively. The dividend was not paid in cash and $0.7 million and $0.6 million were accrued and added to the liquidation preference of the Series D Stock in the three months ended June 30, 2003 and 2002, respectively.

        Net loss available to Common Stockholders for the three months ended June 30, 2003 was $2.4 million, or 12 cents per basic and diluted share, compared with a net loss of $4.0 million, or 20 cents per basic and diluted share, for the second quarter of 2002. The principal factors contributing to the $1.6 million improvement in the net loss available to Common Stockholders were the exchange rate gains of $1.4 million related to the inter-company debt owed by the Company’s Canadian subsidiary and the increase in gross margins. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 20.1 million in each of the 2003 and 2002 periods.

      Six Months Ended June 30, 2003

        The Company generated total net revenues of $32.5 million and $29.2 million for the six months ended June 30, 2003 and 2002, respectively, including international net revenues (as a percentage of total net revenues) of $9.7 million (30.0%) and $7.9 million (26.9%), respectively. Total net revenues from Abbott represented 85.5% and 83.2% of the Company’s worldwide total net revenues for the six months ended June 30, 2003 and 2002, respectively.

        The $3.3 million, or 11.3%, increase in total net revenues was primarily due to increased sales volume of the Company’s cartridges, reflecting higher cartridge consumption by existing hospital customers. Worldwide cartridge shipments increased by 11.9% to 6,824,020 units in the six months ended June 30, 2003, from 6,097,675 units in the six months ended June 30, 2002. Worldwide average selling prices per cartridge were approximately $3.36 in the first six months of 2003 as compared to $3.37 in the first six months of 2002. The decrease in worldwide average selling prices per cartridge is primarily a result of the pricing arrangements under the Abbott Distribution Agreement, which produce lower average selling prices in the domestic market as volume increases. The decrease in the domestic average selling prices was offset by increases in international average selling prices that were favorably impacted by exchange rates. Analyzer revenue increased $1.0 million, or 20.8%, as analyzer sales volume increased from 2,021 units in the six months ended June 30, 2002 to 2,331 units in the six months ended June 30, 2003. The increase in analyzer sales volume was primarily due to increased sales to China resulting from an order to fill demand created by the SARS outbreak. Other related party revenues from Abbott were $0.4 million in each of the six-month periods ended June 30, 2003 and June 30, 2002, representing amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

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

        The gross margin on total net revenues was $7.6 million and $4.2 million in the six months ended June 30, 2003 and 2002, respectively. Gross margin percentage on sales of products and services, which excludes “other net revenues” such as royalties and reimbursements of sales and marketing expenses, was 22.7% and 13.5% in the six months ended June 30, 2003 and 2002, respectively. Gross margin percentage on the sale of products generally improves with increased production and shipment volume of the Company’s cartridges and as a result of overhead absorption and improvements in manufacturing productivity and yields. Gross margin percentage improved in the first six months of 2003 compared to the first six months of 2002 primarily because 2002 included approximately $1.6 million of charges related to the write-down of certain cartridges in inventory that were experiencing a higher than normal quality check rejection rate.

        The Company incurred research and development costs (as a percentage of total net revenues) of $3.5 million (10.6%) and $3.8 million (13.0%) for the six months ended June 30, 2003 and 2002, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

        The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $5.8 million (18.0%) and $4.6 million (15.8%) for the six months ended June 30, 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The increase in sales and marketing expenses is attributable to the actions taken by the Company to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs, an executive vice president of commercial operations, a director of marketing and a general manager in Europe. The Company anticipates further additions of sales and marketing personnel during 2003. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows. A portion of the costs of implementation coordinators is reimbursed by Abbott, and as a result, $0.4 million of reimbursement is included in total net revenues in each of the six month periods ended June 30, 2003 and 2002.

        The Company incurred general and administrative expenses (as a percentage of total net revenues) of $3.6 million (11.2%) and $3.7 million (12.6%) for the six months ended June 30, 2003 and 2002, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The Company expects that general and administrative costs will remain relatively consistent with current levels despite the actions taken to terminate the Abbott Distribution Agreement and assume the primary responsibility for the marketing and sale of its products.

        Other income, net, of $3.1 million and $0.5 million for the six months ended June 30, 2003 and 2002, respectively, primarily reflects the net impact of certain foreign currency gains and losses and interest income earned on cash, cash equivalents and marketable securities. Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability and intent to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. Foreign currency gains of $2.7 million and $0.1 million were recorded for the six months ended June 30, 2003 and 2002, respectively. These gains were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation. The amount of the gains and losses could continue to be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

        The Company recorded accretion of Preferred Stock of approximately $0.2 million in each of the six months ended June 30, 2003 and 2002. The accretion of Preferred Stock relates to the issuance by the Company of Series D Stock in December of 2001. Costs of issuance of the Series D Stock and the relative fair value that was assigned to the Series D Warrants that were issued in the transaction reduced the carrying value of the Series D Stock below the redemption value to the holders. The reduction to the carrying value of $4.9 million is being accreted over a period of ten years at the rate of approximately $0.1 million per quarter.

        The Series D Stock carries a dividend of 8%, which is either accrued or paid in cash quarterly, at the option of the Company. The dividend on the Series D Stock was recorded at its fair value of approximately $1.1 million and $0.8 million in the six months ended June 30, 2003 and 2002, respectively. The dividend was not paid in cash and approximately $1.4 million and $1.2 million were accrued and added to the liquidation preference of the Series D Stock in the six months ended June 30, 2003 and 2002, respectively.

        Net loss available to Common Stockholders for the six months ended June 30, 2003 was $3.5 million, or 18 cents per basic and diluted share, compared with a net loss of approximately $8.4 million, or 42 cents per basic and diluted share, for the first six months of 2002. The principal factors contributing to the $4.9 million improvement in the net loss available to Common Stockholders were the increased gross margins of $3.3 million and the exchange rate gains of $2.7 million related to the inter-company debt owed by the Company’s Canadian subsidiary which were offset by increased sales and marketing expenses of $1.2 million. The weighted average number of shares used in computing basic and diluted net loss per share was 20.1 million and 20.0 million in the 2003 and 2002 periods, respectively.

      Liquidity and Capital Resources

        At June 30, 2003, the Company had cash, cash equivalents and total marketable securities of $29.2 million, an increase of $2.1 million from the December 31, 2002 balance of $27.1 million. The increase primarily reflects the receipt of $2.0 million from FUSO for marketing support throughout the five-year exclusive term of the FUSO Distribution Agreement. The $2.0 million is included in cash and cash equivalents and is refundable under certain circumstances until the exclusive term of the FUSO Distribution Agreement takes effect January 1, 2004. Working capital decreased by $1.8 million from $33.3 million to $31.5 million primarily because of the decrease of inventory.

        The Company expects its existing cash, cash equivalents and marketable securities to be sufficient to meet its short-term obligations, liquidity and capital requirements. In addition, the Company expects its existing cash, cash equivalents and marketable securities, plus cash expected to be generated from future operations, including an $11.0 payment due from FUSO under the new FUSO Distribution Agreement and the increased cash flows from direct distribution of its products to end-users (the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004), to be sufficient to meet all of its obligations and capital requirements for the foreseeable future, including those payment obligations resulting from the termination of the Abbott Distribution Agreement. However, numerous factors may change this expectation, including the results of its sales and marketing activities, the success of its new product development efforts, manufacturing difficulties, manufacturing efficiencies, competitive conditions, long-term strategic decisions, and other factors listed under “Factors That May Affect Future Results” in the Company’s 2002 Annual Report on Form 10-K on file with the Securities and Exchange Commission. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

        International sales are invoiced in U.S. dollars, however, payments received from international partners, primarily Abbott, are subject to adjustments resulting from changes in the value of the U.S. dollar relative to local currencies. The price paid by customers to our international partners is set in local foreign currencies. Therefore, when the value of foreign currencies changes with respect to the U.S. dollar, the price paid by our partners to us changes. Price reductions are limited, however, by guaranteed U.S. dollar minimum prices established for each cartridge.

        The Company’s cartridge manufacturing is conducted through a wholly-owned subsidiary in Canada. Most manufacturing labor and overhead costs of this subsidiary are incurred in Canadian dollars, while some raw material purchases are made in U.S. dollars. The Company’s Canadian operation is primarily funded by payments in U.S. dollars made by the Company for cartridges purchased for resale to its customers. Since most of the cartridge manufacturing expenses are incurred in Canadian dollars, the cost of products sold and therefore, the Company’s consolidated results of operations and cash flows are impacted by a change in exchange rates between the Canadian dollar and the U.S. dollar.

        The impact of inflation on the Company’s business has been minimal and is expected to be minimal for the near-term.

      Contingencies

        The Company and Abbott are in disagreement over the amount of money Abbott is entitled to for the sharing of certain cartridge production cost savings resulting from increases in the volume of cartridges sold during the term of the Abbott Distribution Agreement. This dispute relates to different interpretations of certain terms of the Abbott Distribution Agreement. Additionally, the Company and Abbott are in disagreement over the amount of money the Company is entitled to for the development, production, maintenance and support of certain software products sold by Abbott during the term of the Abbott Distribution Agreement. If these disagreements are not resolved amicably, the Abbott Distribution Agreement states that they must be resolved through binding arbitration. Management of the Company believes that Abbott’s position on both of these issues in dispute are without merit and that, in the event that these issues are resolved through arbitration, the Company will not incur any additional liability to Abbott and may receive payments from Abbott. The contested amounts regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume during the term of the Abbott Distribution Agreement is approximately $1.4 million at June 30, 2003, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of goods sold would increase by up to the amount in dispute. The contested amount regarding payment for the development, production, maintenance, and support of certain software sold by Abbott during the term of the Abbott Distribution Agreement is approximately $0.9 million at June 30, 2003, and if this matter is resolved in favor of the Company, the Company’s revenue would increase by up to the amount in dispute. The adjustment in the cost of goods sold would be made when, and if, it is determined that an unfavorable outcome to the Company is probable, and the adjustment in revenue would be made when payment is received by the Company.

      Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which is the third quarter for the Company. This Statement addresses how certain financial instruments with characteristics of both liabilities and equity are to be measured and classified. As a result of this new pronouncement, the Company will classify the Series D Redeemable Convertible Preferred Stock in the liabilities section of its balance sheet, commencing with the quarterly report as of September 30, 2003.

Special Note on Forward-Looking Statements

CERTAIN STATEMENTS IN THIS “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” MAY RELATE TO FUTURE EVENTS AND EXPECTATIONS AND AS SUCH CONSTITUTE “FORWARD-LOOKING STATEMENTS,” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS “BELIEVES,” “ANTICIPATES,” “PLANS,” “EXPECTS,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND TO VARY SIGNIFICANTLY FROM REPORTING PERIOD TO REPORTING PERIOD. SUCH FACTORS INCLUDE, AMONG OTHERS, COMPETITION FROM EXISTING MANUFACTURERS AND MARKETERS OF BLOOD ANALYSIS PRODUCTS WHO HAVE GREATER RESOURCES THAN THE COMPANY, ECONOMIC AND GEOPOLITICAL CONDITIONS AFFECTING THE COMPANY’S TARGET MARKETS, ACTS OF TERRORISM, THE UNCERTAINTY OF NEW PRODUCT DEVELOPMENT INITIATIVES, THE ABILITY TO ATTRACT AND RETAIN KEY SCIENTIFIC, TECHNOLOGICAL AND MANAGEMENT PERSONNEL, DEPENDENCE UPON LIMITED SOURCES FOR PRODUCT MANUFACTURING COMPONENTS, UPON A SINGLE MANUFACTURING FACILITY AND UPON INNOVATIVE AND HIGHLY TECHNICAL MANUFACTURING TECHNIQUES, MARKET RESISTANCE TO NEW PRODUCTS AND POINT-OF-CARE-BLOOD DIAGNOSIS, INCONSISTENCY IN CUSTOMER ORDER PATTERNS, DOMESTIC AND INTERNATIONAL REGULATORY CONSTRAINTS, UNCERTAINTIES OF INTERNATIONAL TRADE, PENDING AND POTENTIAL DISPUTES CONCERNING OWNERSHIP OF INTELLECTUAL PROPERTY, AVAILABILITY OF CAPITAL UPON FAVORABLE TERMS AND DEPENDENCE UPON AND CONTRACTUAL RELATIONSHIPS WITH STRATEGIC PARTNERS, PARTICULARLY ABBOTT LABORATORIES. IN ADDITION, THE COMPANY’S DECISION TO END ITS ALLIANCE WITH ABBOTT LABORATORIES AND RESUME DIRECT DISTRIBUTION OF ITS PRODUCTS INVOLVES ADDITIONAL RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO QUANTIFY AT THIS TIME. FOR EXAMPLE, THE COMPANY MAY INCUR COSTS OR RECOGNIZE REVENUES IN CONNECTION WITH RESUMING DIRECT DISTRIBUTION THAT ARE GREATER OR LESSER, RESPECTIVELY, THAN ANTICIPATED. SEE ADDITIONAL DISCUSSION UNDER “FACTORS THAT MAY AFFECT FUTURE RESULTS” IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002, AND OTHER FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY’S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE.

Item 4. Controls and Procedures

        The Chief Executive Officer and Chief Financial Officer of the Company (its principal officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

        There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

i-STAT CORPORATION

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The company held its Annual Meeting of Stockholders on April 30, 2003, at which time two matters were submitted to a vote of stockholders. A description of the matters voted upon and a voting tabulation for each matter is as follows:

I.     Election of six members to the Board of Directors, each to serve until the next Annual Meeting.

		Number of Votes

Name of Nominee	For	Against/Withheld	Abstentions	Broker Non-Votes
J. Robert Buchanan, M.D	18,259,992	50,680	N/A	N/A
Sam H. Eletr, Ph.D	18,282,292	28,380	N/A	N/A
Daniel R. Frank	18,276,791	33,881	N/A	N/A
William P. Moffitt	18,237,130	73,542	N/A	N/A
Lionel N. Sterling	18,257,492	53,180	N/A	N/A
Anne M. VanLent	18,257,612	53,060	N/A	N/A

II.     Ratification of the appointment of PricewaterhouseCoopers LLP, as independent accountants to audit the Company's 2003 financial statements.

For	Against/Withheld	Abstentions	Broker Non-Votes
18,271,030	27,050	12,592	N/A

EXHIBIT INDEX

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	Restated Certificate of Incorporation (Form S-8/S-3 Registration Statement, File No. 33-48889)*

3.2	By-Laws (Form 10-K for fiscal year ended December 31, 1996)*

3.3	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

3.5	Certificate of Designation, Preferences and Rights of Series C Preferred Stock (Form 10-Q for the quarterly period ended September 30, 2002)*

3.6	Certificate of Amendment to the Restated Certificate of Incorporation (Form 10-Q for the quarterly period ended September 30, 2002)*

3.7	Certificate of Designation, Preferences and Rights of Series D Preferred Stock (Form 10-K for fiscal year ended December 31, 2002.)*

4.1	Stockholder Protection Agreement, dated as of June 26, 1995, between Registrant and First Fidelity Bank, National Association (Form 8-K, dated July 10, 1995 and amended on September 11, 1995)*

31.1	Certification of William P. Moffitt, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lorin J. Randall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of William P. Moffitt, Chief Executive Officer and Lorin J. Randall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 0-19841) and are hereby made a part of this Report.

**	Pursuant to Commission Release No. 33-8212, this certification will be treated as “accompanying” this report on Form 10-Q and not “filed” as part of such report for the purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference. The signed copy of this certification will be furnished upon request.

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

On July 25, 2003, the Company filed a current Report on Form 8-K attaching a press release that disclosed its financial results for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 12, 2003

i-STAT Corporation
(Registrant)

BY: /s/William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
(Principal Executive Officer)

BY: /s/Lorin J. Randall
Lorin J. Randall
Senior Vice President of Finance,
Treasurer and Chief Financial Officer
Principal Financial Officer and
Accounting Officer