Form 10-Q
period 2003-09-30
I STAT CORPORATION /DE/
filed 2003-11-14
CIK 882365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes ___X____ No_______

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ___X___No______

The number of shares outstanding of each Issuer's classes of Common Stock as of the latest practicable date.

Class	November 1, 2003

Common Stock, $0.15 par value	20,223,976

i-STAT CORPORATION

TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

Consolidated Condensed Statements of Operations for the
three months and nine months ended September 30, 2003 and 2002

Consolidated Condensed Balance Sheets as of September 30, 2003 and December 31, 2002

Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

Notes to Consolidated Condensed Financial Statements

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Item 4 - Controls and Procedures

PART II        OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

i-STAT Corporation
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands of dollars, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
Net revenues:
Related party net revenues	$13,337	$12,764	$40,756	$36,696
Third party net revenues	2,605	1,899	7,300	6,797
Other related party net revenues	175	175	525	525

Total net revenues	16,117	14,838	48,581	44,018

Cost of net revenues	13,014	9,855	37,846	34,801

Gross margin on total net revenues	3,103	4,983	10,735	9,217

Operating expenses:
Write-down of certain
production assets	—	1,217	—	1,217
Research and development	1,734	1,901	5,186	5,660
Sales and marketing	3,463	2,375	9,290	6,972
Abbott termination charges	—	52,000	—	52,000
General and administrative	1,664	1,464	5,289	5,180
Write-down of certain
intangible assets	—	1,036	—	1,036

Total operating expenses	6,861	59,993	19,765	72,065

Operating loss	(3,758)	(55,010)	(9,030)	(62,848)

Other income, net	102	(657)	3,225	(146)

Net loss	(3,656)	(55,667)	(5,805)	(62,994)

Accretion of Preferred Stock	(114)	(111)	(341)	(334)
Dividends on Preferred Stock	(1,134)	(183)	(2,281)	(1,006)

Net loss available to
Common Stockholders	($4,904)	($55,961)	($8,427)	($64,334)

Basic and diluted net loss per share
available to Common Stockholders	($0.24)	($2.78)	($0.42)	($3.21)

Shares used in computing basic and
diluted net loss per share available
to Common Stockholders	20,172,232	20,117,110	20,135,834	20,061,384

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands of dollars, except share and per share data)
(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$22,969	$27,059
Martketable securities, current	15,351	—
Accounts receivable from related party, net	8,164	7,070
Accounts receivable, net	525	393
Inventories (Note 2)	11,672	14,509
Prepaid expenses and other current assets	1,271	2,089

Total current assets	59,952	51,120
Plant and equipment, net of accumulated depreciation
of $44,103 as of September 30, 2003 and $36,130
as of December 31, 2002	11,539	11,858
Other assets	919	980

Total assets	$72,410	$63,958

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,816	$2,927
Accrued expenses	5,880	4,860
Related party liability, current	10,019	10,019
Deferred revenue, current	2,164	30

Total current liabilities	20,879	17,836
Deferred revenue, non-current	10,840	—
Related party liability, non-current (Note 4)	47,000	47,000

Total liabilities	78,719	64,836

Series D Convertible Preferred Stock, liquidation
value of $34,614 as of September 30, 2003 and
$32,617 as of December 31, 2002	31,083	28,223

Stockholders' deficit:
Preferred Stock, $0.10 par value, shares authorized 7,000,000:
Series A Junior Participating Preferred Stock, $0.10 par
value, 1,500,000 shares authorized; none issued	—	—
Series C Convertible Preferred Stock, $0.10 par value,
25,000 shares authorized; none issued	—	—
Common Stock, $0.15 par value, 50,000,000 shares authorized;
20,260,693 and 20,157,927 shares issued;
and 20,219,876 and 20,117,110 shares outstanding
as of September 30, 2003 and December
31, 2002, respectively	3,039	3,024
Treasury Stock, at cost, 40,817 shares	(750)	(750)
Additional paid-in capital	250,870	252,771
Loan to officer	—	(93)
Accumulated deficit	(288,810)	(283,005)
Accumulated other comprehensive loss	(1,741)	(1,048)

Total stockholders' deficit	(37,392)	(29,101)

Total liabilities, redeemable preferred stock and stockholders' deficit	$72,410	$63,958

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(unaudited)

		Nine Months Ended
		September 30,
	2003		2002
Cash flows from operating activities:
Net loss	($5,805)		($62,994)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities	1,501		6,532
Changes in assets and liabilities	16,735		(43,555)

Net cash provided by (used in) operating activities	12,431		(12,907)

Cash flows from investing activities:
Purchases of marketable securities	(31,696)		—
Maturities of marketable securities	16,345		—
Purchases of equipment	(1,825)		(2,328)
Other	1		(299)

Net cash used in investing activities	(17,175)		(2,627)

Cash flows from financing activities:
Proceeds from stock options exercised	688		87
Expenses related to private placement of Series D
Redeemable Convertible Preferred Stock
and Warrants	—		(50)

Net cash provided by financing activities	688		37

Effect of currency exchange rate changes on cash	(34)		(29)

Net decrease in cash and cash equivalents	(4,090)		(15,526)

Cash and cash equivalents at beginning of period	27,059		43,112

Cash and cash equivalents at end of period	$22,969		$27,586

The accompanying notes are an integral part of these consolidated financial statements.

i-STAT Corporation
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.  General

  Basis of Presentation

The information presented as of September 30, 2003, and for the three months and nine months ended September 30, 2003 and 2002, is unaudited, but includes all adjustments (consisting of normal recurring accruals except for the inventory adjustment that was recorded in the first quarter of 2002, see Note 2) which the management of i-STAT Corporation (the “Company”) believes to be necessary for the fair presentation of results for the periods presented. The results for the interim periods are not necessarily indicative of results to be expected for the year. The December 31, 2002 consolidated condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, including the notes thereto, which were included as part of the Company’s Annual Report on Form 10-K, File No. 0-19841.

  Reclassification

Certain reclassifications have been made to the 2002 amounts in order to conform them to the 2003 presentation.

  Marketable Securities

Marketable securities, current consists of fixed-income investments in United States Treasury securities with a maturity of greater than three months from the date of purchase. The Company applies Statement of Financial Accounting Standards (‘SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” to its investments in marketable securities. The Company’s marketable securities are classified as held-to-maturity and are recorded at amortized cost.

At September 30, 2003, marketable securities consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
		(in thousands of dollars)

U.S. Treasury securities - current	$15,351	$15,367	$16

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

Options to purchase 3,859,429 shares of common stock at $2.24 – $32.58 per share, which expire on various dates from January 2004 to September 2013, were outstanding at September 30, 2003. In addition, warrants to purchase 1,875,357.5 shares of Common Stock at $8.00 per share were outstanding at September 30, 2003. The options and warrants were not included in the computation of diluted loss per share because the effect would be antidilutive (i.e., decrease the net loss per share) due to the Company’s net loss.

  Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires certain items to be included in other comprehensive income. The only component of accumulated other comprehensive income (loss) for the Company is foreign currency translation adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries.

	Three Months Ended		Nine	Months Ended
	September 30,			September 30,

	2003	2002	2003	2002
		(in thousands of dollars)

Net loss	($3,656)	($55,667)	($5,805)	($62,994)
Other comprehensive income (loss):
Foreign currency translation	(30)	132	(693)	877

Comprehensive loss	($3,686)	($55,535)	($6,498)	($62,117)

  Foreign Currency Translation and Transactions

In general, balance sheet amounts from the Company’s foreign subsidiaries have been translated using exchange rates in effect at the balance sheet dates and the resulting translation adjustments have been included in the accumulated other comprehensive loss as a separate component of Consolidated Stockholder’s Deficit. The Statements of Operations and Statements of Cash Flows from the Company’s foreign subsidiaries have been translated using the average monthly exchange rates in effect during each period presented.

Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability and intent to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with SFAS No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. A foreign currency loss of $0.8 million was recorded in “Other income, net” for the three months ended September 30, 2002. The foreign currency loss was less than $0.1 million for the three months ended September 30, 2003. A foreign currency gain of $2.7 million and a loss of $0.6 million were recorded for the nine months ended September 30, 2003 and 2002, respectively. These gains and losses were primarily the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by the Company’s Canadian subsidiary to the Company.

  Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations in accounting for its employee stock based compensation plans. Accordingly, compensation expense has been recognized in the financial statements in respect to the above plans to the extent that the fair market value of the Company’s Common Stock exceeds the exercise price of the stock option on the date of grant. During the nine months ended September 30, 2003, there were no stock options granted to employees with exercise prices below the fair market value of the Company’s Common Stock on the date of grant. Had compensation costs for the above plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, “Accounting for Stock Based Compensation”, the Company’s net loss and net loss per share would have been increased to the following pro forma amounts:

	Three Months Ended		Nine	Months Ended
	Sept. 30,			Sept. 30,

	2003	2002	2003	2002
		(in thousands of dollars)

Reported net loss available
to Common Stockholders	($4,904)	($55,961)	($8,427)	($64,334)
Pro forma compensation expense
under SFAS 123	($782)	($814)	($2,637)	($3,315)

Pro forma net loss available to
Common Stockholders	($5,686)	($56,775)	($11,064)	($67,649)
Reported basic and diluted net loss per share	($0.24)	($2.78)	($0.42)	($3.21)
Pro forma basic and diluted net loss per share	($0.28)	($2.82)	($0.55)	($3.37)

As stock options vest over a varying number of years, and awards are generally made each year, the pro forma impacts shown here may not be representative of future pro forma expense amounts due to the annual grant of stock options by the Company. The pro forma additional compensation expense of $0.8 million for each of the quarters ended September 30, 2003 and 2002, and $2.6 million and $3.3 million for the nine months ended September 30, 2003 and 2002, respectively, were calculated based on the fair value of each stock option grant using the Black-Scholes model with the following weighted average assumptions used for grants:

	Three Months Ended		Nine	Months Ended
	Sept. 30,			Sept. 30,

	2003	2002	2003	2002

Dividend yield	0%	0%	0%	0%
Expected volatility	66.28%	65.27%	67.72%	64.74%
Risk free interest rate	3.08%	3.29%	2.88%	3.85%
Expected option lives	6 years	6 years	6 years	6 years

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company accounts for the issuance of equity instruments to non-employees based on the fair value of the consideration received or the fair value of the equity instrument that is issued, whichever is more reliably measurable.

  Recently Issued Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement addresses how certain financial instruments with characteristics of both liabilities and equity are to be measured and classified. This new pronouncement does not apply to the Company’s Series D Redeemable Convertible Preferred Stock due to the fact that it is convertible at the holder's option prior to the mandatory redemption date.

2.   Inventories

Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands	of dollars)

Raw materials	$3,271	$4,356
Work-in-process	3,018	3,920
Finished goods	5,383	6,233

	$11,672	$14,509

In the first quarter of 2002, the Company recorded a charge to cost of net revenues of $1.6 million related to the write-off of certain cartridges in inventory and the replacement of certain cartridges in the field that exhibited a higher than usual quality check rejection rate.

3.   Commitments and Contingencies

The Company and Abbott Laboratories (“Abbott”) are in disagreement over the amount of money Abbott is entitled to receive for the sharing of certain cartridge production cost savings resulting from increases in the volume of cartridges sold during the term of the Abbott Marketing and Distribution Agreement (the “Abbott Distribution Agreement”). This dispute relates to different interpretations of certain terms of the Abbott Distribution Agreement. Additionally, the Company and Abbott are in disagreement over the amount of money the Company is entitled to receive for the development, production, maintenance and support of certain software products sold by Abbott during the term of the Abbott Distribution Agreement. If these disagreements are not resolved amicably, the Abbott Distribution Agreement states that they must be resolved through binding arbitration. Management of the Company believes that Abbott’s position on both of these issues in dispute is without merit and that, in the event that these issues are resolved through arbitration, the Company will not incur any additional liability to Abbott and may receive payments from Abbott. The contested amount regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume during the term of the Abbott Distribution Agreement is approximately $1.5 million at September 30, 2003, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of net revenues would increase by up to the amount in dispute. The contested amount regarding payment for the development, production, maintenance, and support of certain software sold by Abbott during the term of the Abbott Distribution Agreement is approximately $0.9 million at September 30, 2003, and if this matter is resolved in favor of the Company, the Company’s revenue would increase by up to the amount in dispute. The adjustment in the cost of net revenues would be made when, and if, it is determined that an unfavorable outcome to the Company is probable, and the adjustment in revenue would be made when payment is received by the Company.

4.   Related Party Transactions

On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million as currently estimated, to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004, and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during 2003, approximately $47.0 million in the aggregate. The Company recognized the $5.0 million one-time termination fee and the $47.0 million in estimated residual payments as expense in the third quarter of 2002. Since the Abbott residual payments are based on Abbott’s actual net sales during 2003, the estimated liability for these residual payments may change as the actual net sales become known. There has been no change made to the aggregate amount of the estimated liability in anyof the first three quarters of 2003. These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows.

The Company recorded $13.3 million and $12.8 million of net product sales to Abbott during the three months ended September 30, 2003 and 2002, respectively, and $40.8 million and $36.7 million of net product sales during the nine months ended September 30, 2003 and 2002, respectively. Other related party revenues from Abbott were $0.2 million in each of the three month periods ended September 30, 2003 and 2002 and $0.5 million in each of the nine month periods ended September 30, 2003 and 2002. The other related party revenues from Abbott consist of amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

5.   FUSO Pharmaceutical Industries, Ltd. (“FUSO”) Distribution Agreement

In January 2003, the Company and FUSO entered into a new Distribution Agreement (the “FUSO Distribution Agreement”). The FUSO Distribution Agreement extends FUSO’s current non-exclusive distribution rights in Japan through December 31, 2003 and grants exclusive distribution rights in Japan from January 1, 2004 through December 31, 2008, subject to FUSO meeting certain sales milestones. During the first quarter of 2003, FUSO paid $2.0 million for marketing support throughout the exclusive term of the FUSO Distribution Agreement. The $2.0 million payment is refundable under certain circumstances until the exclusive term of the FUSO Distribution Agreement takes effect January 1, 2004. The $2.0 million payment will be recognized as revenue over the five-year exclusive term of the FUSO Distribution Agreement at the rate of $0.1 million per quarter. In addition, FUSO paid $11.0 million in September 2003 as a prepayment for future purchases of cartridges as required by the FUSO Distribution Agreement. This prepayment, also refundable under certain circumstances until FUSO’s exclusive rights take effect on January 1, 2004, will be applied as partial payment for purchases of cartridges by FUSO during the exclusive term of the FUSO Distribution Agreement.

6.   Stock Options

  Option Program Description

As incentives to Company personnel and others, the Board of Directors from time to time grants stock options to purchase shares of the Company’s Common Stock. Most options are granted under the 1985 Stock Option Plan or Equity Incentive Plan (“the Plans”). Both Plans have been approved by the Company’s stockholders. The maximum number of issuable shares of Common Stock under the Plans is 7,300,000 of which 1,635,842 are available for grant at September 30, 2003. Stock options under the 1985 Stock Option Plan can be granted until November 26, 2005, and stock options under the Equity Incentive Plan can be granted until March 31, 2008. The exercise price of a stock option is generally based upon the fair market value of the Company’s Common Stock at the time of the grant, as determined by utilizing the closing price of the Company’s Common Stock on the day prior to the date of grant. In general, the Company issues stock options that vest annually over a period of at least three years but not longer than five years. In addition, the Company has in the past, and may in the future, issue stock options with performance-based acceleration provisions. Acceleration of vesting can only occur if certain clearly defined and objective goals are met. These stock options with accelerated vesting are treated as fixed awards in accordance with APB 25 and FASB Interpretation No. 44. Unexercised options issued under the Plans generally expire ten years from the date of grant or three months following termination of the optionee’s employment, whichever occurs first.

  General Option Information

The table below is a summary of stock option activity for the nine months ended September 30, 2003.

	Options	Option Activity	Weighted Average Exercise Price per Share	Weighted Average Black-Scholes Value per Option
Outstanding at December 31, 2002	4,222,028		$9.18
Exercisable at December 31, 2002	1,592,672		$11.97
2003 Activity:
Options granted		339,159	$5.05	$2.97
Options exercised		(82,534)	$8.34
Options forfeited		(577,509)	$17.91
Options expired		(41,715)	$8.88
Outstanding at September 30, 2003	3,859,429		$7.53
Exercisable at September 30, 2003	1,808,959		$9.68

The weighted average remaining contractual lives of outstanding options at September 30, 2003 was approximately 7.19 years.

The following table summarizes information about stock options outstanding at September 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at 9/30/03	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at 9/30/03	Weighted Average Exercise Price
In the Money Options (1):
$2.24—$4.41	1,188,106	8.96	$3.10	58,250	$2.94
$5.07—$8.63	1,346,142	6.91	$6.53	726,420	$6.42
$8.88—$13.00	1,036,175	6.16	$10.88	796,945	$10.81
Out of the Money Options:
$14.10—$17.96	157,430	3.26	$15.59	143,298	$15.45
$21.00—$32.58	131,576	6.86	$21.73	84,046	$21.93

$2.24—$32.58	3,859,429	7.19	$7.53	1,808,959	$9.68

(1) In-the-money options are those options with an exercise price less than the fair market value closing price of $13.37 at the end of the quarter.

On September 10, 2003, the Company issued an option to purchase 20,000 shares of the Company's Common Stock to a third party consulting firm in exchange for certain services . The 20,000 shares were immediately exercisable at an exercise price of $10.00 per share. As a result of this grant, the Company recorded an expense of $0.2 million utlizing the Black-Scholes method to determine the fair market value.

  Options Granted to Executive Officers

The following table details option grants to executive officers during the nine months ended September 30, 2003:

Individual Grants

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)
		Percent of Total Granted to Employees Year to Date (%)
	Number of Securities Underlying Options Per Grant (#)
			Exercise of Base Price ($/Share)	Expiration Date
					5%	10%
William P. Moffitt	—	—	—	—	—	—
Bruce F. Basarab	6,219	1.95%	$3.87/Share	2/13/2013	$39,206	$62,431
Noah Kroloff	6,468	2.03%	$3.87/Share	2/13/2013	$40,776	$64,931
Lorin J. Randall	10,883	3.41%	$3.87/Share	2/13/2013	$68,609	$109,252
Michael Zelin	—	—	—	—	—	—

The following table details option exercises during the nine months ended September 30, 2003 and remaining holdings of executive officers:

			Number of Securities Underlying Outstanding Options at September 30, 2003		Values of Outstanding In-the-Money Options at September 30, 2003
	Shares Acquired on Exercise (#)
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William P. Moffitt	—	—	169,456	302,235	$850,645	$2,012,832
Bruce F. Basarab	—	—	8,000	118,219	$84,560	$1,242,921
Noah Kroloff	—	—	142,605	85,778	$253,937	$721,812
Lorin J. Randall	—	—	8,000	87,883	$72,890	$866,549
Michael Zelin	—	—	180,788	161,082	$713,219	$1,477,669

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

        The i-STAT System currently performs blood tests for sodium, potassium, chloride, glucose, creatinine, urea nitrogen, hematocrit, ionized calcium, lactate, Celite® ACT (activated clotting time), kaolin ACT, Prothrombin time, arterial blood gases (PCO2 and PO2), bicarbonate, pH, and troponin I, a cardiac marker capable of indicating the degree of heart muscle damage. The i-STAT System also derives certain other values, such as total carbon dioxide, base excess, anion gap, hemoglobin and O2 saturation, by calculation from the tests performed. The Company continues to engage in research and development in order to improve its existing products and develop new products based on the i-STAT System technology.

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

        On July 25, 2002, the Company announced its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003. As a result, the Company is obligated to make the following payments to Abbott on the dates noted: (a) on December 31, 2003, a $5.0 million one-time termination fee, (b) on December 31, 2003, approximately $5.0 million representing the unrecognized portion of a $25.0 million prepayment received from Abbott, (c) early in 2004, approximately $2.0 million as currently estimated, to repurchase inventory and equipment from Abbott, and (d) on December 31, 2004, and on each December 31 thereafter through 2008, for a total of five unequal residual payments based upon Abbott’s net sales of the Company’s products during 2003, approximately $47.0 million in the aggregate. The Company recognized the $5.0 million one-time termination fee and the $47.0 million in estimated residual payments as expense in the third quarter of 2002. Since the Abbott residual payments are based on Abbott’s actual net sales during 2003, the estimated liability for these residual payments may change as the actual net sales become known. There has been no change made to the aggregate amount of the estimated liability in any of the first three quarters of 2003. These charges had a material impact on the Company’s results of operations and these payments will have a material impact on the Company’s future cash flows. The Company anticipates that the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004, and will provide the Company with the sufficient cash to fund these payments to Abbott.

        The Company has begun to take actions to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs, an executive vice president of commercial operations, a director of marketing, and a general manager in Europe. The Company anticipates further additions of sales and marketing personnel during the remainder of 2003. In April 2003, the Company created i-STAT Limited, a wholly-owned subisidiary located in the United Kingdom, that will facilitate direct sales to customers in certain countries in Europe starting in 2004. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows.

        In January 2003, the Company and FUSO entered into a new Distribution Agreement (the “FUSO Distribution Agreement”). The FUSO Distribution Agreement extends FUSO’s current non-exclusive distribution rights in Japan through December 31, 2003 and grants exclusive distribution rights in Japan from January 1, 2004 through December 31, 2008, subject to FUSO meeting certain sales milestones. During the first quarter of 2003, FUSO paid $2.0 million for marketing support throughout the exclusive term of the FUSO Distribution Agreement. The $2.0 million payment is refundable under certain circumstances until the exclusive term of the FUSO Distribution Agreement takes effect January 1, 2004. The $2.0 million payment will be recognized as revenue over the five-year exclusive term of the FUSO Distribution Agreement at a rate of $0.1 million per quarter. In addition, FUSO paid $11.0 million in September 2003 as a prepayment that will be offset against future purchases of cartridges. This prepayment, also refundable under certain circumstances until FUSO’s exclusive rights take effect on January 1, 2004, will be applied as partial payment for purchases of cartridges by FUSO during the exclusive term of the FUSO Distribution Agreement.

Results of Operations

      Three Months Ended September 30, 2003

        The Company generated total net revenues of $16.1 million and $14.8 million for the three months ended September 30, 2003 and 2002, respectively, including international net revenues (as a percentage of total net revenues) of $4.3 million (26.4%) and $4.0 million (26.8%), respectively. Total net revenues from Abbott represented 83.8% and 87.2% of the Company’s worldwide total net revenues for the three months ended September 30, 2003 and 2002, respectively.

        The $1.3 million, or 8.6%, increase in total net revenues was primarily due to increased shipments volumes of the Company’s cartridges, particularly domestic shipments and shipments to China. Worldwide cartridge shipments increased by 15.6% to 3,701,453 units in the three months ended September 30, 2003, from 3,201,225 units in the three months ended September 30, 2002. The increase in worldwide cartridge volume was partially offset by a decrease in worldwide average selling prices per cartridge, which decreased from $3.36 in the third quarter of 2002 to $3.29 in the third quarter of 2003. The decrease in average selling price per cartridge is primarily a function of the pricing arrangements under the Abbott Distribution Agreement, which produce lower average selling prices in the domestic market as volume increases. Other related party revenues from Abbott were $0.2 million in each of the three-month periods ended September 30, 2003 and September 30, 2002, representing amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

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

        The gross margin on total net revenues was $3.1 million and $5.0 million in the three months ended September 30, 2003 and 2002, respectively. Gross margin percentage on sales of products and services, which excludes “other net revenues” such as royalties and reimbursements of sales and marketing expenses, was 18.4% and 32.8% in the three months ended September 30, 2003 and 2002, respectively. Gross margin percentage declined in the third quarter of 2003 compared to the third quarter of 2002 due to the costs incurred during qualification of cartridge component improvements and higher U.S. dollar costs related to an unfavorable exchange rate as the U.S. dollar weakened against the Canadian dollar. The majority of the Company’s cartridge production costs are incurred in Canadian dollars. In addition, the cost of cartridges sold during the third quarter of 2002 was lower due to a record level of production of cartridges as the Company replenished inventory levels that were negatively impacted in the fourth quarter of 2001 and the first quarter of 2002 by the disposal of certain cartridges that experienced a higher than normal reject rate.

        During the third quarter of 2002, the Company reviewed its plant and equipment assets and determined that a write-down of $1.2 million was required for certain fixed assets that were associated with certain projects at the Company’s manufacturing facility in Canada. The Company abandoned these projects due to the identification of more efficient alternatives. The write-down reduced the carrying value of those assets down to their estimated fair values of zero. The write-down is included in the Consolidated Condensed Statement of Operations as a separate line item.

        The Company incurred research and development costs (as a percentage of total net revenues) of $1.7 million (10.8%) and $1.9 million (12.8%) for the three months ended September 30, 2003 and 2002, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

        The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $3.5 million (21.5%) and $2.4 million (16.0%) for the three months ended September 30, 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The increase in sales and marketing expenses is attributable to the actions taken by the Company to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs, an executive vice president of commercial operations, a director of marketing and a general manager in Europe. The Company anticipates further additions of sales and marketing personnel during the remainder of 2003. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows. A portion of the costs of implementation coordinators is reimbursed by Abbott, and as a result, $0.2 million of reimbursement is included in total net revenues in each of the three month periods ended September 30, 2003 and 2002.

        As a result of the Company’s announcement of its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003, the Company recorded charges of $52.0 million for the three months ended September 30, 2002, comprised of (a) a $5.0 million charge for a one-time termination fee and (b) an aggregate $47.0 million for estimated residual payments due to Abbott at the end of each year from 2004 to 2008.

        The Company incurred general and administrative expenses (as a percentage of total net revenues) of $1.7 million (10.3%) and $1.5 million (9.9%) for the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The Company expects that general and administrative costs will remain relatively consistent with current levels despite the actions taken to terminate the Abbott Distribution Agreement and assume the primary responsibility for the marketing and sale of its products.

        During the third quarter of 2002, the Company reassessed its patent and trademark strategies. As a result, the Company reviewed the valuation of its intangible patent and trademark assets and determined that a write-down of $1.0 million was required. The write-down is included in the Consolidated Condensed Statement of Operations as a separate line item.

        Other income (expense), net, of $0.1 million and ($0.7) million for the three months ended September 30, 2003 and 2002, respectively, primarily reflects the net impact of certain foreign currency gains and losses and interest income earned on cash, cash equivalents, and marketable securities. Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability and intent to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. A foreign currency loss of $0.8 million was recorded for the three months ended September 30, 2002. The foreign currency loss was less than $0.1 million for the three months ended September 30, 2003. The losses were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation. The amount of the gains and losses could continue to be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

        The Company recorded accretion of Preferred Stock of $0.1 million in each of the three months ended September 30, 2003 and 2002. The accretion of Preferred Stock relates to the issuance by the Company of Series D Redeemable Convertible Preferred Stock (the “Series D Stock”) in December of 2001. Costs of issuance of the Series D Stock, and the relative fair value that was assigned to the Series D Warrants that were issued in the transaction, reduced the carrying value of the Series D Stock below the redemption value to the holders. The reduction to the carrying value of $4.9 million is being accreted over a period of ten years at the rate of approximately $0.1 million per quarter.

        The dividend on the Series D Stock is declared quarterly and carries a rate of 8% per annum. The Series D Stock dividend may be paid in cash at the option of the Company. To date, the Series D Stock dividend has not been paid in cash. As a result, $0.7 million and $0.6 million were added, in the three months ended September 30, 2003 and 2002, respectively, to the liquidation preference of the Series D Stock for purposes of calculating succeeding dividends. These dividends were recorded on the Company’s Consolidated Condensed Statement of Operations at their estimated fair values of $1.1 million and $0.2 million in the three months ended September 30, 2003 and 2002, respectively. The estimated fair value of the Series D Stock dividend is based upon the greater of the amount of cash the holders would receive upon redemption of the Series D Stock or the estimated fair value of the additional shares of Common Stock available to the holders of the Series D Stock upon conversion.

        Net loss available to Common Stockholders for the three months ended September 30, 2003 was $4.9 million, or 24 cents per basic and diluted share, compared with a net loss of $56.0 million, or $2.78 per basic and diluted share, for the third quarter of 2002. The principal factor contributing to the $51.1 million improvement in the net loss available to Common Stockholders was the $52.0 million in charges related to the termination of the Abbott Distribution Agreement recorded in the third quarter of 2002. The weighted average number of shares used in computing basic and diluted net loss per share was approximately 20.2 million and 20.1 million in the three months ended September 30, 2003 and 2002, respectively.

      Nine Months Ended September 30, 2003

        The Company generated total net revenues of $48.6 million and $44.0 million for the nine months ended September 30, 2003 and 2002, respectively, including international net revenues (as a percentage of total net revenues) of $14.0 million (28.8%) and $11.8 million (26.9%), respectively. Total net revenues from Abbott represented 85.0% and 84.6% of the Company’s worldwide total net revenues for the nine months ended September 30, 2003 and 2002, respectively.

        The $4.6 million, or 10.4%, increase in total net revenues was primarily due to increased shipments of the Company’s cartridges, reflecting higher cartridge consumption by existing hospital customers. Worldwide cartridge shipments increased by 13.2% to 10,525,473 units in the nine months ended September 30, 2003, from 9,298,900 units in the nine months ended September 30, 2002. Worldwide average selling prices per cartridge were $3.33 in the first nine months of 2003 as compared to $3.37 in the first nine months of 2002. The decrease in worldwide average selling prices per cartridge is primarily a result of the pricing arrangements under the Abbott Distribution Agreement, which produce lower average selling prices in the domestic market as volume increases. The decrease in worldwide average selling prices resulting from the decrease in domestic average selling prices was partially offset by increases in international average selling prices that were favorably impacted by foreign currency exchange rates. Analyzer revenue increased $1.3 million, or 18.7%, as analyzer sales volume increased from 2,934 units in the nine months ended September 30, 2002 to 3,198 units in the nine months ended September 30, 2003. The increase in analyzer sales volume was primarily due to increased sales to China resulting from an order to fill demand created by the Severe Acute Respiratory Syndrome (SARS) outbreak. Other related party revenues from Abbott were $0.5 million in each of the nine-month periods ended September 30, 2003 and September 30, 2002, representing amounts reimbursed by Abbott for services performed by the Company’s implementation coordinators.

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

        The gross margin on total net revenues was $10.7 million and $9.2 million in the nine months ended September 30, 2003 and 2002, respectively. Gross margin percentage on sales of products and services, which excludes “other net revenues” such as royalties and reimbursements of sales and marketing expenses, was 21.2% and 20.0% in the nine months ended September 30, 2003 and 2002, respectively. Gross margin percentage improved in the first nine months of 2003 compared to the first nine months of 2002 primarily because 2002 gross margins were affected by approximately $1.6 million of charges related to the write-down of certain cartridges in inventory that were experiencing a higher than normal quality check rejection rate. Cartridge costs increased as a result of the qualification of cartridge component improvements and higher U.S. dollar costs related to an unfavorable exchange rate as the U.S. dollar weakened against the Canadian dollar. The majority of the Company’s cartridge production costs are incurred in Canadian dollars. These higher costs were partially offset by gross margins recorded from the sales of the Company’s analyzer and related peripheral products during the nine months ended September 30, 2003 that were higher than the gross margins for the same products recorded during the nine months ended September 30, 2002.

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

        The Company incurred research and development costs (as a percentage of total net revenues) of $5.2 million (10.7%) and $5.7 million (12.9%) for the nine months ended September 30, 2003 and 2002, respectively. Research and development expenses consist of costs associated with the personnel, material, equipment and facilities necessary for conducting new product development.

        The Company incurred sales and marketing expenses (as a percentage of total net revenues) of $9.3 million (19.1%) and $7.0 million (15.8%) for the nine months ended September 30, 2003 and 2002, respectively. Sales and marketing expenses consist primarily of salaries, commissions, benefits, travel, and similar expenditures for sales representatives, implementation coordinators and international marketing support, as well as order entry, product distribution, technical services, clinical affairs, product literature, market research, and other sales infrastructure costs. The increase in sales and marketing expenses is attributable to the actions taken by the Company to assume primary responsibility for the marketing and sale of its products, effective January 1, 2004. These actions have included hiring additional sales personnel, a vice president of medical affairs, an executive vice president of commercial operations, a director of marketing and a general manager in Europe. The Company anticipates further additions of sales and marketing personnel during 2003. The Company will incur additional costs and may recognize lower unit sales than anticipated as a result of resuming direct distribution of its products, the combination of which may adversely impact the Company’s future results of operations and cash flows. A portion of the costs of implementation coordinators is reimbursed by Abbott, and as a result, $0.5 million of reimbursement is included in total net revenues in each of the nine month periods ended September 30, 2003 and 2002.

        As a result of the Company’s announcement of its decision to allow the Abbott Distribution Agreement to expire effective December 31, 2003, the Company recorded charges of $52.0 million for the nine months ended September 30, 2002 comprised of (a) a $5.0 million charge for a one-time termination fee and (b) an aggregate $47.0 million for estimated residual payments due to Abbott at the end of each year from 2004 to 2008.

        The Company incurred general and administrative expenses (as a percentage of total net revenues) of $5.3 million (10.9%) and $5.2 million (11.8%) for the nine months ended September 30, 2003 and 2002, respectively. General and administrative expenses consist primarily of salaries and benefits of personnel, office costs, legal and other professional fees and other costs necessary to support the Company’s infrastructure. The Company expects that general and administrative costs will remain relatively consistent with current levels despite the actions taken to terminate the Abbott Distribution Agreement and assume the primary responsibility for the marketing and sale of its products.

        During the nine months ended September 30, 2002, the Company reassessed its patent and trademark strategies. As a result, the Company reviewed the valuation of its intangible patent and trademark assets and determined that a write-down of $1.0 million was required. The write-down is included in the Consolidated Condensed Statement of Operations as a separate line item.

        Other income (expense), net, of $3.2 million and ($0.1) million for the nine months ended September 30, 2003 and 2002, respectively, primarily reflects the net impact of certain foreign currency gains and losses and interest income earned on cash, cash equivalents and marketable securities. Effective May 31, 2002, as a result of repayment of a portion of intercompany debt owed by the Company’s Canadian subsidiary and that subsidiary’s deemed ability and intent to repay the remaining intercompany debt, the Company is required to treat such intercompany debt as short-term in accordance SFAS No. 52 “Foreign Currency Translation.” SFAS No. 52 requires the Company to record the impact of foreign currency gains and losses on short-term intercompany debt in the Company’s results of operations. A foreign currency gain of $2.7 million and a foreign currency loss of $0.6 million were recorded for the nine months ended September 30, 2003 and 2002, respectively. These gains and losses were the result of the impact of the exchange rate between U.S. dollars and Canadian dollars on the debt owed by i-STAT Corporation’s Canadian subsidiary to i-STAT Corporation. The amount of the gains and losses could continue to be material in the event of significant changes in the exchange rate between U.S. dollars and Canadian dollars.

        The Company recorded accretion of Preferred Stock of approximately $0.3 million in each of the nine months ended September 30, 2003 and 2002. The accretion of Preferred Stock relates to the issuance by the Company of Series D Stock in December of 2001. Costs of issuance of the Series D Stock, and the relative fair value that was assigned the Series D Warrants that were issued in the transaction, reduced the carrying value of the Series D Stock below the redemption value to the holders. The reduction of the carrying value of $4.9 million is being accreted over a period of ten years at the rate of approximately $0.1 million per quarter.

        The dividend on the Series D Stock is declared quarterly and carries a rate of 8% per annum. The Series D Stock dividend may be paid in cash at the option of the Company. To date, the Series D Stock dividend has not been paid in cash. As a result, $2.0 million and $1.8 million were added, in the nine months ended September 30, 2003 and 2002, respectively, to the liquidation preference of the Series D Stock for purposes of calculating succeeding dividends. These dividends were recorded on the Company’s Consolidated Condensed Statement of Operations at their estimated fair values of $2.3 million and $1.0 million in the nine months ended September 30, 2003 and 2002, respectively.

        Net loss available to Common Stockholders for the nine months ended September 30, 2003 was $8.4 million, or 42 cents per basic and diluted share, compared with a net loss of approximately $64.3 million, or $3.21 per basic and diluted share, for the first nine months of 2002. The principal factors contributing to the $55.9 million improvement in the net loss available to Common Stockholders were the $52.0 million in charges related to the termination of the Abbott Distribution Agreement and $2.2 million related to the write-down of certain assets in the first nine months of 2002. The weighted average number of shares used in computing basic and diluted net loss per share was 20.1 million in each of the 2003 and 2002 periods.

      Liquidity and Capital Resources

        At September 30, 2003, the Company had cash, cash equivalents and total marketable securities of $38.3 million, an increase of $11.2 million from the December 31, 2002 balance of $27.1 million. The increase primarily reflects the receipt of $2.0 million from FUSO for marketing support throughout the five-year exclusive term of the FUSO Distribution Agreement and the receipt of $11.0 million from FUSO for the prepayment of future cartridge purchases. Both the $2.0 million and $11.0 million payments are refundable under certain circumstances until the exclusive term of the FUSO Distribution Agreement takes effect January 1, 2004. The increases resulting from the payments from FUSO were partially offset by $1.8 million for the purchase of equipment. Working capital increased by $5.8 million from $33.3 million to $39.1 million primarily because of the receipt of the $11.0 million and $2.0 million payments from FUSO, offset by a decrease in inventory, an increase in accrued expenses and a increase in short term deferred revenue related to the FUSO payments.

        The Company expects its existing cash, cash equivalents and marketable securities to be sufficient to meet its short-term obligations, liquidity and capital requirements. In addition, the Company expects its existing cash, cash equivalents and marketable securities, plus cash expected to be generated from future operations, including increased cash flows from direct distribution of its products to end-users (the profit margins presently being earned by Abbott as a result of the sale of the Company’s products will be earned by the Company commencing January 1, 2004), to be sufficient to meet all of its obligations and capital requirements for the foreseeable future, including those payment obligations resulting from the termination of the Abbott Distribution Agreement. However, numerous factors may change this expectation, including the results of its sales and marketing activities, the success of its new product development efforts, manufacturing difficulties, manufacturing efficiencies, competitive conditions, regulatory developments, long-term strategic decisions, and other factors listed under “Factors That May Affect Future Results” in the Company’s 2002 Annual Report on Form 10-K on file with the Securities and Exchange Commission. The Company regularly monitors capital raising alternatives in order to take advantage of opportunities to supplement its current working capital upon favorable terms, including joint ventures, strategic corporate partnerships or other alliances and the sale of equity and/or debt securities.

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

      Contingencies

        The Company and Abbott are in disagreement over the amount of money Abbott is entitled to receive for the sharing of certain cartridge production cost savings resulting from increases in the volume of cartridges sold during the term of the Abbott Distribution Agreement. This dispute relates to different interpretations of certain terms of the Abbott Distribution Agreement. Additionally, the Company and Abbott are in disagreement over the amount of money the Company is entitled to receive for the development, production, maintenance and support of certain software products sold by Abbott during the term of the Abbott Distribution Agreement. If these disagreements are not resolved amicably, the Abbott Distribution Agreement states that they must be resolved through binding arbitration. Management of the Company believes that Abbott’s position on both of these issues in dispute are without merit and that, in the event that these issues are resolved through arbitration, the Company will not incur any additional liability to Abbott and may receive payments from Abbott. The contested amounts regarding the sharing of certain cartridge production cost savings resulting from an increase in sales volume during the term of the Abbott Distribution Agreement is approximately $1.5 million at September 30, 2003, and if this matter is resolved in favor of Abbott, which management of the Company believes is unlikely, the Company’s cost of net revenues would increase by up to the amount in dispute. The contested amount regarding payment for the development, production, maintenance, and support of certain software sold by Abbott during the term of the Abbott Distribution Agreement is approximately $0.9 million at September 30, 2003, and if this matter is resolved in favor of the Company, the Company’s revenue would increase by up to the amount in dispute. The adjustment in the cost of net revenues would be made when, and if, it is determined that an unfavorable outcome to the Company is probable, and the adjustment in revenue would be made when payment is received by the Company.

      Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement addresses how certain financial instruments with characteristics of both liabilities and equity are to be measured and classified. This new pronouncement does not apply to the Company’s Series D Redeemable Convertible Preferred Stock due to the fact that it is convertible at the holder’s option prior to the mandatory redemption date.

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

PART II — OTHER INFORMATION

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

      (b) Reports on Form 8-K

On July 25, 2003, the Company filed a current Report on Form 8-K attaching a press release that disclosed its financial results for the three months and six months ended June 30, 2003.

On September 8, 2003, the Company filed a current Report on Form 8-K attaching a press release that announced the U.S. Food and Drug Administration clearance allowing the Company to market its i-STAT® System Troponin I (cTnl) test.

On September 12, 2003, the Company filed a current Report on Form 8-K attaching a press release that announced the U.S. Food and Drug Administration clearance allowing the Company to market its kaolin-based activated clotting time (Kaolin ACT) test.

On October 23, 2003, the Company filed a current Report on Form 8-K attaching a press release that disclosed its financial results for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2003

i-STAT Corporation
(Registrant)

BY: /s/William P. Moffitt
William P. Moffitt
President and Chief Executive Officer
(Principal Executive Officer)

BY: /s/Lorin J. Randall
Lorin J. Randall
Senior Vice President of Finance,
Treasurer and Chief Financial Officer
Principal Financial Officer and
Accounting Officer